Form 10-Q
period 1997-06-30
HAGLER BAILLY INC
filed 1997-08-15
CIK 1033693

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________________________

Commission File Number: 0-29292


                               HAGLER BAILLY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                     54-1759180
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)



   1530 Wilson Boulevard, Suite 900
            Arlington, VA                                         22209
----------------------------------------                      -------------
(Address of principal executive offices)                       (Zip Code)


                                  703-351-0300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [x] No

     As of July 9, 1997, the Registrant had outstanding 7,982,516 shares of its common stock.

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements


    Description                                                                            Page

         Consolidated Balance Sheets as of  June 30, 1997 (unaudited) and
         December 31, 1996                                                                   1

         Consolidated Statements of Operations for the three months and six
         months ended June 30, 1997 and 1996 (unaudited)                                     2

         Consolidated Statements of Cash Flows for the
         six months ended June 30, 1997 and 1996 (unaudited)                                 3

         Notes to Consolidated Financial Statements                                          4


Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                        6

PART II--OTHER INFORMATION

Item 5.  Other Information                                                                   9

Item 6.  Exhibits and Reports on Form 8-K                                                    9

SIGNATURES                                                                                  12


                          PART 1--FINANCIAL INFORMATION
                          Item 1. Financial Statements
                               Hagler Bailly, Inc.
                           Consolidated Balance Sheets

                                                                   June 30,      December 31,
                                                                     1997            1996
                                                                 --------------  -------------
                                                                  (unaudited)       (note)
           Current assets
                     Cash and cash equivalents                    $   3,498,671  $   1,432,882
                     Accounts receivable, net                        18,878,073     15,038,797
                     Prepaid                                            348,156        368,282
                     Other current assets                             2,423,803        216,922
                                                                 --------------  -------------
           Total current assets                                      25,148,703     17,056,883

           Property and equipment, net                                2,262,975      2,414,449

           Goodwill, net                                              7,293,526      7,661,092

           Other                                                      1,513,844        614,694
                                                                 --------------  -------------

           Total assets                                           $  36,219,048  $  27,747,118
                                                                 ==============  =============



           Current liabilities
                     Bank line of credit                          $   5,625,000  $   1,750,000
                     Accounts payable and accrued expenses            2,880,201      2,417,510
                     Accrued compensation and benefits                5,672,224      4,227,524
                     Billings in excess of cost                       1,299,071      2,029,636
                     Current portion of long-term debt                1,348,500      1,289,000
                     Deferred income taxes                            3,104,775      1,522,000
                                                                 --------------  -------------
           Total current liabilities                                 19,929,771     13,235,670

           Long-term debt, net of current portion                     6,569,333      7,273,333
                                                                 --------------  -------------

           Total liabilities                                         26,499,104     20,509,003

           Stockholders' equity
                     Preferred stock, $0.01 par value
                     5,000,000 shares authorized;
                     none issued and outstanding                             --             --
                     Common stock, $0.01 par value,
                     20,000,000 shares authorized;
                     5,482,516  and 4,978,160 issued
                     and outstanding in 1997 and 1996                    54,825         49,781
                     Additional paid-in capital                      10,131,521      9,937,565
                     Retained earnings(deficit)                        (466,402)    (2,749,231)
                                                                 --------------  -------------

           Total stockholders' equity                                 9,719,944      7,238,115
                                                                 --------------  -------------

           Total liabilities and stockholders' equity             $  36,219,048  $  27,747,118
                                                                 ==============  =============


 Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
                             See accompanying notes.

                               Hagler Bailly, Inc.
                      Consolidated Statements of Operations
                                   (unaudited)

                                                           Three months ended                 Six months ended
                                                                June 30,                          June 30,
                                                           1997          1996                1997          1996
                                                       ---------------------------      -----------------------------
           Consulting revenues                          $ 13,360,458  $  9,729,771       $ 24,139,110   $ 19,108,000
           Subcontractor and other revenues                6,432,090     5,568,850         12,265,723     11,204,000
                                                        ------------  ------------       ------------   ------------
           Total revenues                                 19,792,548    15,298,621         36,404,833     30,312,000

           Cost of services                               14,838,861    11,906,577         27,866,726     23,709,144
                                                        ------------  ------------       ------------   ------------

           Gross profit                                    4,953,687     3,392,044          8,538,107      6,602,856

           Selling, general and administrative expenses    2,386,925     2,309,114          4,371,357      4,295,069

           Stock and stock option compensation                    --            --             64,869             --
                                                        ------------  ------------       ------------   ------------

           Income from operations                          2,566,762     1,082,930          4,101,881      2,307,787

           Other expense(income)                              (4,525)      198,273            236,277        451,107
                                                        ------------  ------------       ------------   ------------

           Income before income tax expense                2,571,287       884,657          3,865,604      1,856,680

           Income tax expense                              1,053,775       356,000          1,582,775        747,000
                                                        ------------  ------------       ------------   ------------

           Net income                                   $  1,517,512  $    528,657       $  2,282,829   $  1,109,680
                                                        ============  ============       ============   ============

           Net income per share                                $0.25         $0.08              $0.37          $0.17
                                                        ============  ============       ============   ============

           Weighted average shares outstanding             6,451,597     6,291,727          6,236,289      6,291,727
                                                        ============  ============       ============   ============


                             See accompanying notes.

                               Hagler Bailly, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                Six months ended
                                                                                    June 30,
                                                                              1997             1996
                                                                         ---------------   --------------
Operating activities
Net income                                                                $   2,282,829     $  1,109,680
Adjustments to reconcile net income to net cash provided
by operating activities:
             Depreciation and amortization                                      812,737          638,030
             Provision for deferred taxes                                     1,582,775          747,000
             Provision for possible losses                                       98,693          358,923
             Amortization of deferred stock compensation                         64,869               --
             Changes in operating assets and liabilities:
                         Accounts receivable                                 (3,937,969)      (3,548,493)
                         Prepaid expenses                                        20,126         (188,692)
                         Other current assets                                (2,206,881)        (132,981)
                         Other assets                                          (899,150)        (190,513)
                         Accounts payable and accrued expenses                  462,691       (1,015,233)
                         Accrued compensation and benefits                    1,444,700          750,314
                         Billings in excess                                    (730,565)         993,827
                                                                          --------------    ------------
Net cash used by operating activities                                        (1,005,145)        (478,138)

Investing activities
Acquisition of property and equipment                                          (293,697)        (503,629)
                                                                          --------------    ------------
Net cash used by investing activities                                          (293,697)        (503,629)

Financing activities
Issuance of common stock                                                        134,131          410,000
Net borrowings from bank line of credit                                       3,875,000        1,950,000
Principlal payments on long-term debt                                          (644,500)      (1,997,667)
                                                                          --------------    ------------
Net cash provided by financing activites                                      3,364,631          362,333

Net increase(decrease) in cash and cash equivalents                           2,065,789         (619,434)
Cash and cash equivalents, beginning of period                                1,432,882          671,281
                                                                          --------------    ------------
Cash and cash equivalents, end of period                                  $   3,498,671     $     51,847
                                                                          ==============    ============

Supplemental information:
             Interest payments                                            $     625,000     $    509,000
                                                                          ==============    ============

                             See accompanying notes.

                               HAGLER BAILLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1. Basis of Presentation

         The accompanying unaudited interim consolidated financial statements of Hagler Bailly, Inc. have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The information furnished herein includes all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for these interim periods.

         The interim results of operations are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1997.

         These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1996, included in the Registration Statement (No. 333-22207) on Form S-1.

Note 2. Summary of Significant Accounting Policies

         Net income per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalents using the treasury method. Pursuant to the requirements of the Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock and options to purchase common stock issued at prices below the initial public offering of the Company's Common Stock price during the 12 months immediately preceding the initial public offering have been included in the computation of net income per share as if they were outstanding for all periods presented.

Note 3. New Accounting Pronouncements

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which is required to be adopted for the year ended December 31, 1997. Under the new requirements, the dilutive effect of stock options will be excluded for the purposes of calculating Basic Earnings Per Share. For the periods ended June 30, 1996 and 1997 Basic Earnings Per Share would have been $0.08 and $0.28, respectively, while Diluted Earnings Per Share would have been $0.17 and $0.36, respectively.

                               HAGLER BAILLY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                   (unaudited)


Note 4. Subsequent Events

Initial Public Offering

         On July 3, 1997, the Company completed an initial public offering of its common stock in which 2,500,000 shares were sold by the Company resulting in net proceeds of approximately $31 million.


Line of Credit

         The Company is currently negotiating a new credit agreement for a $15 million line of credit.


Escrow Release

         On July 23, 1997, RCG International, Inc. ("RCG"), the former parent of the Company and the guarantor of the monetary obligations under a lease of one of the Company's subsidiaries covering a portion of the Company's headquarters in Arlington, Virginia, was released from its guaranty. The release of RCG eliminated the obligation of the Company to maintain and fund an increase in an escrow balance required to secure RCG for remaining a guarantor on such lease.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67. Forward-looking statements may be identified by words including "anticipate," "believe," "estimate," "expect" and similar expressions. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the SEC, including the risk factors identified in the Registration Statement (No. 333-22207) on Form S-1.

Results of Operations

         Revenues. Revenues increased 29.4% to $19.8 million in the quarter ended June 30, 1997 from $15.3 million in the quarter ended June 30, 1996. Revenues increased 20.1% to $36.4 million in the six months ended June 30, 1997 from $30.3 million in the six months ended June 30, 1996. Consulting revenues increased 38.1% to $13.4 million in the quarter ended June 30, 1997 compared to $9.7 million in the comparable period in 1996. Consulting revenues increased 26.2% to $24.1 million in six months ended June 30, 1997 compared to $19.1 million in the comparable period in 1996. These increases are the result of the Company's continued focus on the higher margin private sector engagements, the commencement of an environmental public sector contract and the recognition of approximately $0.7 million in revenues related to an adjustment in rates determined to be due to the Company on prior period public sector engagements. The Company also realized increases in the average size of the private sector client projects as well as the number of client projects for the second quarter and the first six months of 1997 compared to the comparable 1996 periods.

         Cost of Services. Cost of services increased 24.4% to $14.8 million for the quarter ended June 30, 1997 from $11.9 million for the quarter ended June 30, 1996. Cost of services increased 17.7% to $27.9 million for the six months ended June 30, 1997 from $23.7 million for the six months ended June 30, 1996. The increase in cost of services is attributable to increases in the number of in-house professional staff and bonus compensation due to the increase in profitability.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- (Continued)

         Gross Profit. Gross profit increased 44.1% to $4.9 million for the quarter ended June 30, 1997 from $3.4 million for the quarter ended June 30, 1996. Gross profit increased 28.8% to $8.5 million for the six months ended June 30, 1997 from $6.6 million for the six months ended June 30, 1996. Gross profit as a percentage of revenues was 25.0% for the second quarter of 1997 as compared to 22.2% in the second quarter of 1996. Gross profit margins were 23.5% and 21.8% for the first six months of 1997 and 1996, respectively. The improvement in the margins is the result of the increase in the mix of higher gross margin private sector engagements and the revenue recognized from the rate adjustment discussed above.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased slightly to $2.4 million and $4.4 million for the quarter and six months ended June 30, 1997 compared to $2.3 million and $4.3 million for the comparable 1996 periods.

         Income From Operations. Income from operations was $2.6 million for the quarter ended June 30, 1997 compared to $1.1 million for the quarter ended June 30, 1996. Income from operations was $4.1 million for the six months ended June 30, 1997 compared to $2.3 million for the six months ended June 30, 1996.

         Other Income (Expense). Other income (expense) was $4 thousand for the quarter ended June 30, 1997 and ($0.2) million for the quarter ended June 30, 1996. Other income (expense) was $(0.2) million for the six months ended June 30, 1997 and ($0.5) million for the six months ended June 30, 1996. During the second quarter of 1997 other income of approximately $0.3 million was recognized related to an income tax refund.

         Income Tax Expense. Income tax expense was $1.0 million for the quarter ended June 30, 1997 compared to $0.4 million for the quarter ended June 30, 1996. Income tax expense was $1.6 million for the six months ended June 30, 1997 compared to $0.7 million for the six months ended June 30, 1996. For the six months ended June 30, 1997 and 1996 income tax expense as a percentage of income before income tax expense was 41.0% and 40.2%, respectively.

         Net Income. As a result of the preceding, net income for the quarter ended June 30, 1997 was $1.5 million compared to $0.5 million for the quarter ended June 30, 1996. Net income for the six months ended June 30, 1997 was $2.3 million compared to $1.1 million for the six months ended June 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- (Continued)


Liquidity and Capital Resources

         On July 3, 1997 the Company completed an initial public offering of its common stock which resulted in net proceeds to the Company of approximately $31 million. Upon the consummation of the initial public offering the Company will be required to change to the accrual method of accounting for income tax reporting. The Company believes the net proceeds from the initial public offering, together with funds generated by operations, will provide adequate cash to fund its anticipated cash needs, which may include future acquisitions of complementary businesses, for at least the next 12 months.

         Prior to the initial public offering, the Company's primary source of liquidity has been cash flows from operations, periodically supplemented by borrowings under a bank line of credit. The Company is currently negotiating a new credit agreement for a $15 million line of credit.

         On July 23, 1997, RCG International, Inc. ("RCG"), the former parent of the Company and the guarantor of the monetary obligations under a lease of one of the Company's subsidiaries covering a portion of the Company's headquarters in Arlington, Virginia, was released from its guaranty. The release of RCG eliminated the obligation of the Company to maintain and fund an increase in an escrow balance required to secure RCG for remaining a guarantor on such lease.

PART II--OTHER INFORMATION

Item 5.  Other Information.

         On July 16, 1997, the Board of Directors appointed Richard H. O'Toole, Director of ABB Europe Limited, as a Director of the Company. On June 17, 1997, the Board of Directors elected Stephen V.R. Whitman as a Vice President and General Counsel of the Company, effective July 1, 1997.

Item 6.  Exhibits and Reports on Form 8-K


     Exhibits:

         2        Sale Agreement between RCG International, Inc., and Hagler Bailly Consulting, Inc.
                  (1)

         3.1      Amended and Restated Certificate of Incorporation of the Company (1)

         3.2      By-Laws of the Company (1)

         4.       Specimen Stock Certificates (2)

         10.1     Hagler Bailly, Inc. Amended and Restated 1996 Employee Incentive and Non-
                  Qualified Stock Option and Restricted Stock Plan (including forms of option agreements) (1)

         10.2     Form of Non-Compete, Confidentiality and Registration Rights Agreement between the Company and each stockholder (1)

         10.3     Form of Amended and Restated Employment Agreement between the Company and
                  Henri-Claude A. Bailly (2)

         10.4     Lease by and between Wilson Boulevard Venture and RCG/Hagler Bailly, Inc. dated
                  October 25, 1991 (1)

         10.5     First Amendment to Lease by and between Wilson Boulevard Venture and
                  RCG/Hagler Bailly, Inc., dated February 26, 1993 (1)

         10.6     Second Amendment to Lease by and between Wilson Boulevard Venture and
                  RCG/Hagler Bailly, Inc., dated December 12, 1994 (1)

         10.7     Lease by and between Bresta Futura V.B.V. and Hagler Bailly Consulting, Inc. dated




                  May 8, 1996 (1)

         10.8     Lease by and between L.C. Fulenwider, Inc., and RCG/Hagler Bailly, Inc. dated
                  December 14, 1994 (1)

         10.9     Lease by and between University of Research Park Facilities Corp. and RCG/Hagler
                  Bailly, Inc., dated April 1, 1995 (2)

         10.10    Credit Agreement by and between Hagler Bailly Consulting, Inc. and State Street
                  Bank and Trust Company, dated May 17, 1995 (1)

         10.11    Amendment to Credit Agreement by and between Hagler Bailly Consulting, Inc. and
                  State Street Bank and Trust Company, dated as of June 20, 1996 (1)

         10.12    Extension Agreement by and between Hagler Bailly Consulting, Inc. and State Street
                  Bank and Trust Company, dated as of August 1, 1996 (1)

         10.13    Amendment to Credit Agreement by and between Hagler Bailly Consulting, Inc.
                  And State Street Bank and Trust Company, dated as of November 12, 1996 (1)

         10.14    Term Note by and between Hagler Bailly Consulting, Inc., and State Street Bank
                  and Trust Company, dated May 26, 1995 (1)

         10.15    Revolving Credit Note by and between Hagler Bailly Consulting, Inc. and State
                  Street Bank and Trust Company, dated May 26, 1995 (3)

         10.16    Amendment to Credit Agreement by and between Hagler Bailly
                  Consulting Inc., and State Street Bank and Trust Company, dated as of June 12, 1997 (3)

         11.      Earnings Per Share Calculation

         24       Powers of Attorney (included on Signature Pages ) (1)

         27       Financial Data Schedule for June 30, 1997

-----------------------------
(1) Included in Amendment No.1 to the Company's Registration Statement as Form S-1 (No. 333-22207) filed with the Securities and Exchange Commission on May 21, 1997.

(2) Included in Amendment No. 2 to the Company's Registration Statement Form S-1 (No. 333-22207) filed with the Securities and Exchange Commission on June 11, 1997.

(3) Included in Amendment No. 3 to the Company's Registration Statement on Form S-1 (No. 333-22207) filed with the Securities and Exchange Commission on July 1, 1997.

(b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                                              HAGLER BAILLY, INC.




       8/8/97                                 /s/ Henri-Claude Bailly
      ----------------------------            ----------------------------------
                        Date                  Henri-Claude Bailly
                                              President, Chief Executive Officer
                                              and Chairman of the Board




       8/13/97                                /s/ Daniel M. Rouse
     -----------------------------            ----------------------------------
                        Date                  Daniel M. Rouse
                                              Vice President, Chief Financial
                                              Officer, and Treasurer

                                     Item 6.
                                   Exhibit 11

                               HAGLER BAILLY, INC.
              STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS



                                                                 Three months ended               Six months ended
                                                                      June 30,                        June 30,
                                                                  1997        1996                1997        1996
                                                                 ------------------               ----------------
Weighted average shares outstanding
           Class A Common Stock                                  5,482,516  4,626,979            5,270,767  4,626,979
           Class B Common Stock                                         --    103,726                   --    103,726

Weighted average shares issuable upon exercise
           of common stock options, if dilutive                    932,196         --              932,041         --

Common stock and common stock equivalents
           issued at prices below the IPO price during the
           twelve months preceding the initial filing of the
           Registration Statement                                   36,886  1,561,021               33,481  1,561,021
                                                                ----------  ---------           ----------  ---------

Total weighted average shares                                    6,451,597  6,291,726            6,236,289  6,291,727
                                                                ==========  =========           ==========  =========


Net income                                                      $1,517,512   $528,657           $2,282,829 $1,109,680
                                                                ==========  =========           ========== ==========

Earnings per share                                                   $0.25      $0.08                $0.37      $0.17
                                                                ==========  =========           ========== ==========
