Form 10-Q
period 1997-09-30
HAGLER BAILLY INC
filed 1997-11-14
CIK 1033693

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________________________

Commission File Number: 0-29292

                               HAGLER BAILLY, INC.
     ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                               DELAWARE 54-1759180
     ----------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)
                      I.R.S. Employer Identification Number


             1530 Wilson Boulevard, Suite 900, Arlington, VA 22209
     ----------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                  703-351-0300
    -----------------------------------------------------------------------
              (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

        As of November 10, 1997, the Registrant had outstanding 7,982,516 shares of its common stock.

================================================================================

Part I - FINANCIAL INFORMATION............................................1

   Item 1.  Financial Statements..........................................1

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................6

PART II - OTHER INFORMATION...............................................9

   Item 2.  Changes in Securities and Use of Proceeds.....................9

   Item 5.  Other Information............................................10

   Item 6.  Exhibits and Reports on Form 8-K.............................10

SIGNATURES...............................................................13

PART I - FINANCIAL INFORMATION



                               Hagler Bailly, Inc.
                           Consolidated Balance Sheets

                                                                                   September 30,       December 31,
                                                                                       1997                1996
                                                                                 ------------------   ----------------
                                                                                    (unaudited)           (note)

             Current assets
                         Cash and cash equivalents                                 $     1,996,983       $  1,432,882
                         Investments                                                $   13,165,257     $            -
                         Accounts receivable, net                                       24,429,714         15,038,797
                         Prepaid                                                           786,639            368,282
                         Other current assets                                            1,242,116            216,922
                                                                                 ------------------   ----------------
             Total current assets                                                       41,620,709         17,056,883

             Property and equipment, net                                                 2,568,101          2,414,449

             Goodwill, net                                                               7,109,743          7,661,092

             Other                                                                         937,722            614,694
                                                                                 ------------------   ----------------

             Total assets                                                           $   52,236,276        $27,747,118
                                                                                 ==================   ================



             Current liabilities
                         Bank line of credit                                      $                  -   $  1,750,000
                         Accounts payable and accrued expenses                           1,322,990          2,417,510
                         Accrued compensation and benefits                               5,676,127          4,227,524
                         Billings in excess of cost                                      1,564,902          2,029,636
                         Current portion of long-term debt                                            -     1,289,000
                         Deferred income taxes                                           1,795,467          1,522,000
                                                                                 ------------------   ----------------
             Total current liabilities                                                  10,359,486         13,235,670

             Long-term debt                                                                           -     7,273,333
                                                                                 ------------------   ----------------

             Total liabilities                                                          10,359,486         20,509,003

             Stockholders' equity
                         Preferred stock, $0.01 par value, 5,000,000
                         shares authorized; none issued and outstanding                               -                 -
                         Common stock, $0.01 par value, 20,000,000
                          authorized; 7,982,516 and 4,978,160 issued
                         and outstanding in 1997 and 1996                                    79,825            49,781
                         Additional paid-in capital                                     40,584,863          9,937,565
                         Retained earnings(deficit)                                      1,212,103         (2,749,231)
                                                                                 ------------------   ----------------

             Total stockholders' equity                                                 41,876,791          7,238,115
                                                                                 ------------------   ----------------

             Total liabilities and stockholders' equity                             $   52,236,276        $27,747,118
                                                                                 ==================   ================



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


                               Hagler Bailly, Inc.
                      Consolidated Statements of Operations
                                   (unaudited)



                                                              Three months ended                      Nine months ended
                                                                 September 30,                          September 30,
                                                             1997            1996                   1997              1996
                                                        --------------------------------      -----------------------------------

         Consulting revenues                              $12,087,305       $10,090,418           $  36,226,415     $ 29,198,418
    Subcontractor and other revenues                          9,315,383       5,514,000              21,581,106       16,718,000
                                                        --------------------------------      -----------------------------------
    Total revenues                                           21,402,688      15,604,418              57,807,521       45,916,418

    Cost of services                                         16,669,662      12,239,943              44,536,388       35,949,087
                                                        --------------------------------      -----------------------------------

    Gross profit                                              4,733,026       3,364,475              13,271,133        9,967,331

    Selling, general and administrative expenses              2,824,661       2,015,812               7,196,018        6,310,881

    Stock and stock option compensation                                   -               -              64,869                -
                                                        --------------------------------      -----------------------------------

    Income from operations                                    1,908,365       1,348,663               6,010,246        3,656,450

    Other expense(income)                                      (415,973)        228,675                (179,696)         679,782
                                                        --------------------------------      -----------------------------------

    Income before income tax expense                          2,324,338       1,119,988               6,189,942        2,976,668

    Income tax expense                                          645,833         450,000               2,228,608        1,197,000
                                                        --------------------------------      -----------------------------------

    Net income                                             $  1,678,505   $     669,988          $    3,961,334    $   1,779,668
                                                        ================================      ===================================

    Net income per share                                          $0.18           $0.11                   $0.55            $0.28
                                                        ================================      ===================================

    Weighted average shares outstanding                       8,989,381       6,282,779               7,153,747        6,282,779
                                                        ================================      ===================================

                             See accompanying notes.



                               Hagler Bailly, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                 Nine months ended
                                                                                   September 30,
                                                                               1997              1996
                                                                         -----------------   --------------

Operating activities
Net income                                                                 $    3,961,334       $1,779,668
Adjustments to reconcile net income to net cash provided
by operating activities:
             Depreciation and amortization                                      1,333,135          842,621
             Provision for deferred taxes                                         273,467        1,197,000
             Provision for possible losses                                        101,647          473,152
             Amortization of deferred stock compensation                           64,869               -
             Changes in operating assets and liabilities:
                         Accounts receivable                                   (9,492,564)      (6,647,436)
                         Prepaid expenses                                        (418,357)         (23,192)
                         Other current assets                                  (1,025,194)          92,832
                         Other assets                                            (323,028)        (575,591)
                         Accounts payable and accrued expenses                 (1,094,520)      (1,336,903)
                         Accrued compensation and benefits                      1,448,603        2,427,850
                         Billings in excess                                      (464,734)       2,419,797
                                                                         -----------------   --------------
Net cash used by operating activities                                          (5,635,342)         649,798

Investing activities
Investments                                                                  ($13,165,257)              -
Acquisition of property and equipment                                            (935,438)        (666,917)
                                                                         -----------------   --------------
Net cash used by investing activities                                         (14,100,695)        (666,917)

Financing activities
Issuance of common stock (IPO)                                                 30,450,000                -
Issuance of common stock (Other)                                                  162,473          258,522
Net borrowings from bank line of credit                                        (1,750,000)       2,225,000
Principal payments on long-term debt                                           (8,562,333)      (2,292,667)
                                                                         -----------------   --------------
Net cash provided by financing activites                                       20,300,140          190,855

Net increase(decrease) in cash and cash equivalents                               564,101          173,742
Cash and cash equivalents, beginning of period                                  1,432,882          671,281
                                                                         -----------------   --------------
Cash and cash equivalents, end of period                                   $    1,996,983       $  845,023
                                                                         =================   ==============

Supplemental information:
             Interest payments                                             $      722,000       $  649,000
                                                                         =================   ==============

                             See accompanying notes.

                               HAGLER BAILLY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Basis of Presentation

        The accompanying unaudited interim consolidated financial statements of Hagler Bailly, Inc. have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The information furnished herein reflects all adjustments, of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of results for these interim periods.

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

Note 2. Summary of Significant Accounting Policies

        Net income per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalents using the treasury method. Pursuant to the requirements of the Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock and options to purchase common stock issued at prices below the initial public offering of the Company's Common Stock price during the twelve months immediately preceding the initial public offering have been included in the computation of net income per share as if they were outstanding for all periods presented.

        Pursuant to the requirements in the Statement on Financial Accounting Standards Number 115, the Company operates its investment portfolio with the intent and ability to hold all securities to maturity. The Company investment portfolio as of September 30, 1997 consists of short-term instruments with a maturity no greater than six months.


Security Type                                Aggregate Fair Value      Amortized Cost Basis
-------------                                --------------------      --------------------
Tax exempt commercial paper                  $ 6,731,352               $ 6,731,352
Tax exempt federal agency securities         $ 6,331,327               $ 6,331,564


        Gross unrealized holding gains for the period ending September 30, 1997 were $237. There is an additional $102,578 held in securities classified as trading.

Note 3. New Accounting Pronouncements

        The Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 128, "Earnings Per Share," which is required to be adopted for the year ended December 31, 1997. Under the new requirements, the dilutive effect of stock options will be excluded for the purposes of calculating Basic Earnings Per Share. For the periods ended September 30, 1996 and 1997 Basic Earnings Per Share would have been $0.28 and $0.64, respectively, while Diluted Earnings Per Share would have been $0.28 and $0.55, respectively.

Note 4. Other

Initial Public Offering

        On July 3, 1997, the Company completed an initial public offering of its common stock in which 2,500,000 shares were sold by the Company resulting in net proceeds of approximately $31 million.

Line of Credit

        On September 30, 1997 the Company entered into a new credit agreement with State Street Bank increasing the Company's line of credit to $15 million. Two of the Company's wholly-owned subsidiaries, Hagler Bailly Services, Inc. and Hagler Bailly Consulting, Inc., are the borrowers under the credit agreement, a three-year revolving line of credit, and the Company and another of its wholly-owned subsidiaries, HB Capital, Inc., are guarantors of the borrowings, which are secured by the receivables and other assets of the borrowers. The credit agreement contains customary financial representations and covenants.

Escrow Release

        On July 23, 1997, RCG International, Inc. ("RCG"), the former parent of the Company and the guarantor of the monetary obligations under a lease of one of the Company's subsidiaries covering a portion of the Company's headquarters in Arlington, Virginia, was released from its guaranty. The release of RCG eliminated the obligation of the Company to maintain and fund an increase in an escrow balance required to secure the RCG for remaining a guarantor on such lease. In connection with the release of RCG, the Company guaranteed two leases of the Company's subsidiaries covering a portion of the Company's Arlington headquarters.

Note 5. Subsequent Events


Intentionally left blank. Nothing to report.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Overview

        Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as "forward looking statements" for the purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67. Forward-looking statements may be identified by words including "anticipate," "believe," "estimate," "expect" and similar expressions. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, and income are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the SEC, including the risk factors identified in the Registration (No. 333-22207) on Form S-1.

Results of Operations

        Revenues. Revenues increased 37.2% to $21.4 million in the quarter ended September 30, 1997 from $15.6 million in the quarter ended September 30, 1996. Revenues increased 25.9% to $57.8 million in the nine months ended September 30, 1997 from $45.9 million in the nine months ended September 30, 1996. Consulting revenues increased 19.8% to $12.1 million in the quarter ended September 30, 1997 compared to $10.1 million in the comparable period in 1996. Consulting revenues increased 24.1% to $36.2 million in the quarter ended September 30, 1997 compared to $29.2 million in the comparable period in 1996. These increases are primarily the result of the Company's continued focus on the higher margin private sector engagements and the acceleration in volume of several public sector client contracts. The Company also realized increases in the average size of the private sector client projects as well as the number of client projects for the third quarter and the first nine months of 1997 compared to the comparable 1996 periods.

        Cost of Services. Cost of services increased 36.2 % to $16.7 million for quarter ended September 30, 1997 from $12.2 million in the quarter ended September 30, 1996. Cost of services increased 23.9% to $44.5 million for the nine months ended September 30, 1997 compared to $35.9 million for the nine months ended September 30, 1996. The increase in cost of services is attributable increases in the number of in-house professional staff and bonus compensation due to the increase in profitability.

        Gross Profit. Gross profit increased 40.7% to $4.7 million for the quarter ended September 30, 1997 from $3.4 million for the quarter ended September 30, 1996. Gross profit increased 33.1% to $13.3 million for the nine months ended September 30, 1997 from $10.0 million for the nine months ended September 30, 1996. Gross profit margin as a percentage of revenues was 22.1% for the third quarter of 1997 as compared to 21.6% in the third quarter of 1996. Gross profit margins were 23.0% and 21.7% for the first nine months of 1997 and 1996, respectively. The improvement in the margins is the result of the increase in the mix of higher gross margin private sector engagements.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $2.8 million and $7.2 million for the quarter and nine months ended September 30, 1997 compared to $2.0 million and $6.3 million for the comparable 1996 periods.

The increase in selling, general and administrative expense is primarily attributable to the relative increase in revenues. The net effect is a reduction of selling, general and administrative expenses as a percentage of revenues of 12.4% and 13.7% for the first nine months of 1997 and 1996, respectively.

        Income from Operations. Income from operations was $1.9 million for the quarter ended September 30, 1997 compared to $1.3 million for the quarter ended September 30, 1996. Income from operations was $6.0 million for the nine months ended September 30, 1997 compared to $3.7 million for the nine months ended September 30, 1996.

        Other income(Expense). Other income(expense) was $0.4 million for the quarter ended September 30, 1997 and ($0.2) million for the quarter ended September 30, 1996. Other income (expense) was $0.2 million for the nine months ended September 30, 1997 and ($0.7) million for the nine months ended September 30, 1996.

        Income Tax Expense. Income tax expense was $0.6 million for the quarter ended September 30, 1997 compared to $0.5 million for the quarter ended September 30, 1996. Income tax expense was $2.2 million for the nine months ended September 30, 1997 compared to $1.2 million for the nine months ended September 30, 1996. For the nine months ended September 30, 1997 and 1996 income tax expense as a percentage of income before income tax expense was 36.0% and 40.2% respectively.

        Net income. As a result of the preceding, net income for the quarter ended September 30, 1997 was $1.7 million compared to $0.7 million for the quarter ended September 30, 1996. Net income for nine months ended September 30, 1997 was $4.0 million compared to $1.8 million for the nine months ended September 30, 1996.

Liquidity and Capital Resources

        On July 3, 1997 the Company completed an initial public offering of its common stock which resulted in net proceeds to the Company of approximately $31 million. Upon the consummation of the initial public offering the Company was be required to change to the accrual method of accounting for income tax reporting. The Company believes the net proceeds from the initial public offering, together with funds generated by operations, will provide adequate cash to fund its anticipated cash needs, which may include future acquisitions of complementary businesses, for at least the next 12 months. In addition, the Company, depending on market conditions, is considering addition possible sources of financing.

        Prior to the initial public offering, the Company's primary source of liquidity has been cash flows from operations, periodically supplemented by borrowings under a bank line of credit. The Company closed on a new three-year $15 million revolving credit facility with State Street Bank which replaced and expanded its previous $4.5 million line of credit. Two of the Company's wholly-owned subsidiaries, Hagler Bailly Services, Inc. and Hagler Bailly Consulting, Inc., are the borrowers under the credit agreement and the Company and another of its wholly-owned subsidiaries, HB Capital, Inc., are guarantors of the borrowings, which are secured by the receivables and other assets of the borrowers. The credit agreement contains customary financial representations and covenants.

        On July 23, 1997 RCG International, Inc. ("RCG"), the former parent of the Company and the guarantor of the monetary obligations under a lease of one of the Company's subsidiaries covering a portion of the Company's headquarters in Arlington, Virginia, was released from its guaranty. The release of RCG eliminated the obligation of the Company to maintain and fund an increase in an escrow balance required to secure RCG for remaining a guarantor on such lease. In connection with the release of RCG, the Company guaranteed two leases of the Company's subsidiaries covering a portion of the Company's Arlington headquarters.

        PART II - OTHER INFORMATION

ITEM 2.        Changes in Securities and Use of Proceeds.


                   Use of Proceeds of Initial Public Offering



Effective Date of Company's Registration Statement:   July 2, 1997
Commission File Number:                               333-22207
Date the Offering Commenced:                          July 2, 1997

Names of Managing Underwriters:                       Donaldson, Lufkin & Jenrette
                                                      Montgomery Securities

        The following table sets forth the amount and aggregate offering price of securities registered and sold for the account of the Company and for the accounts of the selling stockholders in the offering.

                         For the Account of the Company


Amount registered:                                          2,500,000 shares
Aggregate price of offering amount registered:         $ 35,000,000
Amount sold:                                                2,500,000 shares
Aggregate offering price of amount sold:               $ 35,000,000

                   For the Account of the Selling Stockholders

Amount registered:                                          1,122,500 shares
Aggregate price of offering amount registered:         $ 15,715,000
Amount sold:                                                1,122,500 shares
Aggregate offering price of amount sold:               $ 15,715,000

Expenses:

        The expenses accrued for the Company's account in connection with the offering are as follows:

               Underwriting Discounts and Commissions       $ 2,450,000
               Finders Fees                                        0
               Expenses Paid to or for Underwriters                0
               Other Expenses                                  2,100,000
                                                            ------------

                  Total Expenses                            $ 4,550,000
                                                            -----------

        None of the expenses of the offering consisted of direct or indirect payments to (i) directors or officers of the Company or their associates, (ii) persons owning ten (10%) percent or more of any class of equity securities of the Company or (iii) affiliates of the Company.

        Net Proceeds: The net offering proceeds of the Company from the Offering after deducting the total expenses described above was $ 30,450,000.

        Use: From July 2, 1997 through September 30, 1997 approximately $12,500,000 has been used for repayment of indebtedness, approximately $4,900,000 for working capital needs and the remainder for temporary investments (see note 2 to the financial statements). None of these payments were direct or indirect payments to directors, officers or their associates.

Item 5. Other Information.

        On October 23, 1997, the Board of Directors elected Alain M. Streicher acting Senior Vice President and Chief Operating Officer of Hagler Bailly, Inc. Mr. Streicher continues to serve as Chief Executive Officer of Hagler Bailly Services, Inc.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

  Exhibit No.
  -----------

       2 Sale Agreement between RCG International, Inc., and Hagler Bailly Consulting, Inc. (1)

       3.1     Amended and Restated Certificate of Incorporation of the Company
               (1)

       3.2     By-Laws of the Company (1)

       4       Specimen Stock Certificates (2)

       10.1 Hagler Bailly, Inc. Amended and Restated 1996 Employee Incentive and Non-Qualified Stock Option and Restricted Stock Plan (including forms of option agreements) (1)

       10.2 Form of Non-Compete, Confidentiality and Registration Rights Agreement between the Company and each stockholder (1)

       10.3 Form of Amended and Restated Employment Agreement between the Company and Henri-Claude A. Bailly (2)

       10.4 Lease by and between Wilson Boulevard Venture and RCG/Hagler Bailly, Inc., dated October 25, 1991 (1)

       10.5 First Amendment to Lease by and between Wilson Boulevard Venture and RCG/Hagler Bailly, Inc., dated February 26, 1993 (1)

       10.6 Second Amendment to Lease by and between Wilson Boulevard Venture and RCG/Hagler Bailly, Inc., dated December 12, 1994 (1)

       10.7 Lease by and between Bresta Futura V.B.V. and Hagler Bailly Consulting, Inc., dated May 8, 1996 (1)

       10.8 Lease by and between L.C. Fulenwider, Inc., and RCG/Hagler Bailly, Inc., dated December 14, 1994 (1)

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

       10.15 Revolving Credit Note by and between Hagler Bailly Consulting, Inc. and State Street Bank and Trust Company, dated May 26, 1995
               (3)

       10.16 Amendment to Credit Agreement by and between Hagler Bailly Consulting, Inc., and State Street Bank and Trust Company, dated as of June 12, 1997 (3)

       10.17 Credit Agreement by and among Hagler Bailly Consulting, Inc., Hagler Bailly Services, Inc. and State Street Bank and Trust Company, dated as of September 30, 1997.

       10.18 Promissory Note by Hagler Bailly Consulting, Inc. and Hagler Bailly Services, Inc. to State Street Bank and Trust Company, dated September 30, 1997.

       10.19 Security Agreement by and between Hagler Bailly Consulting, Inc. and State Street Bank and Trust Company, dated as of September 30, 1997.

       10.20 Security Agreement by and between Hagler Bailly Services, Inc. and State Street Bank and Trust Company, dated as of September 30, 1997.

       10.21 Guaranties by Hagler Bailly, Inc. to State Street Bank and Trust Company, dated September 30, 1997.

       10.22 Guaranties by HB Capital, Inc. to State Street Bank and Trust Company, dated September 30, 1997.

       10.23 Subordination Agreement and Negative Pledge/Sale Agreement by and between Hagler Bailly, Inc. and State Street Bank and Trust Company for Hagler Bailly Consulting, Inc., dated September 30, 1997.

       10.24 Subordination Agreement and Negative Pledge/Sale Agreement by and between Hagler Bailly, Inc. and State Street Bank and Trust Company for Hagler Bailly Services, Inc., dated September 30, 1997.

       10.25 Guaranty of Monetary Obligations to Bresta Futura V.B.V. by Hagler Bailly, Inc., dated July 23, 1997.

       11      Earnings Per Share Calculation.

       24      Powers of Attorney (included on Signature Pages). (1)

       27      Financial Data Schedule for September 30, 1997.
-------------------------------------------
(1) Included in Amendment No.1 to the Company's Registration Statement as Form S-1 (No. 333-22207) filed with Securities and Exchange Commission on May 21, 1997.

(2) Included in Amendment No.2 to the Company's Registration Statement Form S-1 (No. 333-22207) filed with the Securities and Exchange Commission on June 12, 1997.

(3) Included in Amendment No. 3 to the Company's Registration Statement on Form S-1 (No. 333-22207) filed with the Securities and Exchange Commission on July 1, 1997.
---------------------------------------------

(b) No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                                        HAGLER BAILLY, INC.

                                        /s/  Henri-Claude Bailly
11/13/96
-----------------------------           ----------------------------------
Date                                    Henri-Claude Bailly
                                        President, Chief Executive Officer
                                        and Chairman of the Board

11/13/97                                /s/  Daniel M. Rouse
-----------------------------           ----------------------------------------
Date                                    Daniel M. Rouse
                                        Vice President, Chief Financial Officer,
                                        and Treasurer

                                [GRAPHIC OMITTED]

                                     Item 6.
                                  Exhibit 10.17



================================================================================




                                CREDIT AGREEMENT

                                      among

                         HAGLER BAILLY CONSULTING, INC.
                          HAGLER BAILLY SERVICES, INC.

                                       and

                       STATE STREET BANK AND TRUST COMPANY





                     --------------------------------------

                         Dated as of September 30, 1997

                     --------------------------------------






================================================================================


                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

Section 1.  Amount and Terms of the Credit...................................1
   1.1  Recitals; Commitment.................................................1
   1.2  The Loans............................................................1
   1.3  The Note.............................................................2
   1.4  Interest.............................................................2
   1.5  Transaction Fee......................................................2
   1.6  Commitment Fee.......................................................2
   1.7  Reduction or Termination of Commitment...............................3
   1.8  Prepayment...........................................................3
   1.9  Security; Subordination, etc.........................................4
   1.10  Overdue Payments....................................................4
   1.11  Notations...........................................................5
   1.12  Form and Terms of Payment...........................................5
   1.13  Capital Adequacy....................................................5
   1.14  Use of Proceeds.....................................................6
   1.15  Letters of Credit...................................................6

Section 2.  Fixed Rate Provisions............................................7
   2.1  Fixed Rate Options...................................................7
   2.2  Certain Definitions..................................................7
   2.3  Conditions for Basing Interest on the LIBOR Rate....................10
   2.4  Conditions for Basing Interest on the Market Rate...................10
   2.5  Indemnification for Funding and Other Losses........................11
   2.6  Change in Applicable Laws, Regulations, etc.........................11
   2.7  Taxes...............................................................12

Section 3.  Representations and Warranties..................................12
   3.1  Organization, Standing, etc. of the Borrowers.......................12
   3.2  Subsidiaries........................................................12
   3.3  Qualification.......................................................13
   3.4  Financial Information; Disclosure, etc..............................13
   3.5  Licenses; Franchises, etc...........................................13
   3.6  Tax Returns and Payments............................................13
   3.7  Indebtedness, Liens and Investments, etc............................14
   3.8  Title to Properties; Liens..........................................14
   3.9  Litigation, etc.....................................................14
   3.10  Authorization; Compliance with Other Instruments...................14
   3.11  Governmental Consent...............................................15
   3.12  Regulation U, etc..................................................15
   3.13  Employee Retirement Income Security Act of 1974....................15





   3.14  Ownership of Borrowers and Parent Company..........................16
   3.15  Environmental Matters..............................................16

Section 4.  Conditions of Lending...........................................16
   4.1  The Note............................................................16
   4.2  Opinions and Certificates...........................................17
   4.3  No Default; Representations and Warranties, etc.....................17
   4.4  Security Documents..................................................17
   4.5  Certain Financial Transactions......................................17

Section 5.  Affirmative Covenants...........................................18
   5.1  Financial Statements, etc...........................................18
   5.2  Legal Existence; Franchises; Compliance with Laws, etc..............19
   5.3  Insurance...........................................................20
   5.4  Payment of Taxes....................................................20
   5.5  Payment of Other Indebtedness, etc..................................21
   5.6  Further Assurances..................................................21
   5.7  Depository Account..................................................21
   5.8  Field Audits........................................................21

Section 6.  Negative Covenants..............................................22
   6.1  Indebtedness........................................................22
   6.2  Mortgages, Liens, etc...............................................22
   6.3  Loans, Guarantees and Investments...................................23
   6.4  Restricted Payments.................................................24
   6.5  Mergers and Consolidations..........................................25
   6.6  Sale of Assets......................................................25
   6.7  Issuance of Additional Shares, etc..................................25
   6.8  Compliance with ERISA...............................................25
   6.9  Transactions with Affiliates........................................25
   6.10  Observance of Subordination Provisions, etc........................25
   6.11  Environmental Liabilities..........................................26
   6.12  Officer Distributions..............................................26

Section 7.  Financial Covenants.............................................26
   7.1  Capital Base........................................................26
   7.2  Current Ratio.......................................................26
   7.3  Funded Debt; Net Operating Income...................................26
   7.4  Fixed Charge Coverage...............................................27
   7.5  Senior Liabilities; Adjusted Capital Base...........................27
   7.6  Billability.........................................................27





Section 8.  Defaults; Remedies..............................................27
   8.1  Events of Default; Acceleration.....................................27
   8.2  Remedies on Default, etc............................................29

Section 9.  Definitions.....................................................30

Section 10.  Setoffs, etc...................................................39

Section 11.  Expenses; Indemnification......................................39

Section 12.  Waivers........................................................40

Section 13.  Miscellaneous..................................................41
   13.1  Notices, etc.......................................................41
   13.2  Calculations, etc..................................................42
   13.3  Survival of Agreements, etc........................................42
   13.4  Counterparts, etc..................................................42
   13.5  Entire Agreement, etc..............................................43
   13.6  Obligations Joint and Several......................................43
   13.7  Governing Law; Jurisdiction; Waiver of Jury Trial..................43
   13.8  Termination of Prior Credit Agreement..............................43

EXHIBIT A......Form of Revolving Credit Note
EXHIBIT B......Compliance Certificate
EXHIBIT C......Borrowing Base Certificate

SCHEDULE 3.2         Subsidiaries
SCHEDULE 3.4         Financial Statements and Reports
SCHEDULE 3.7         Indebtedness, Liens, etc.
SCHEDULE 3.9         Litigation, etc.
SCHEDULE 3.14        Parent Company Management Shareholders


        CREDIT AGREEMENT dated as of September 30, 1997, by and among Hagler Bailly Consulting, Inc., a Delaware corporation ("Consulting"), Hagler Bailly Services, Inc., a Delaware corporation ("Services"), and State Street Bank and Trust Company (the "Bank"). Consulting and Services are sometimes herein referred to collectively as the "Borrowers" and each individually as a "Borrower". Certain other terms used herein are defined in subsection 2.2 and section 9.

        The Borrowers and the Bank hereby agree as follows:

Section 1.  Amount and Terms of the Credit.

1.1 Recitals; Commitment. The Borrowers wish to establish a revolving credit with the Bank in an aggregate principal amount at any one time outstanding not in excess of $15,000,000 (the "Commitment") to expire on the Expiration Date. The Bank is willing to establish such revolving credit on behalf of the Borrowers, subject to the terms and conditions hereafter set forth.

1.2  The Loans.

        (a) Subject to the terms and conditions hereof, and in reliance upon the representations and warranties contained herein, the Bank hereby establishes a revolving credit in favor of the Borrowers in the principal amount of the Commitment. The Borrowers may borrow prior to the Expiration Date from time to time an aggregate principal amount (the "Available Commitment") at any time not in excess of the lesser of (i) the Commitment or (ii) the Borrowing Base. Each such borrowing pursuant to this subsection 1.2 is herein referred to as a "Loan", and collectively as the "Loans". The Commitment shall be available for borrowings by both Consulting and Services, acting singly or jointly, provided that (i) the aggregate amount of Loans thereunder shall not exceed the Available Commitment, and (ii) all Loans shall be the joint and several obligations of Consulting and Services.

        (b) Each Loan shall be made by the Bank in such amount (not in excess of the Available Commitment) as either or both of the Borrowers shall request, provided that each borrowing shall be in a minimum of $100,000 or such lesser amount as may be equal to the then unused portion of the Available Commitment. Loans shall be effected at the principal banking office of the Bank in Boston, Massachusetts. The Borrowers will give the Bank notice in writing (or by telephonic communication confirmed by telex, telecopy or other facsimile transmission on the same day as the telephone notice) prior to 1:30 p.m., Boston time, on the date of each Loan (except as otherwise provided in subsections 2.3(a) and 2.4(a) for Fixed Rate Requests) specifying the amount of the Loan requested. The Bank shall make each Loan hereunder by crediting the amount thereof in immediately available funds to the Borrower's regular deposit account with it.

        (c) During the period prior to the Expiration Date, the Borrowers may, at their option, from time to time prepay all or any portion of the Loans (other than a Fixed Rate Portion) made from time to time hereunder, subject to the provisions of subsection 1.8, and the Borrowers may reborrow from time to time hereunder amounts so paid up to the amount of the Available Commitment in effect at the time of reborrowing.

1.3 The Note. The Loans shall be evidenced by the joint and several promissory note of the Borrowers in a principal amount equal to the Commitment and in the form attached hereto as Exhibit A. There shall be one (1) note payable to the order of the Bank (such note being herein called the "Note"). The outstanding principal of the Note shall be payable on the Expiration Date. The Note shall bear interest at the rate or rates, and payable on the dates, specified in subsection 1.4.

1.4 Interest. The Loans shall bear interest on the unpaid principal amount thereof until paid in full, as follows:

        (a) Any portion of the outstanding principal balance of the Loans which is not then subject to a Fixed Rate Option shall bear interest at the rate per annum (determined on the basis of the actual number of days elapsed over a 365-day year) equal to the Prime Rate, which interest shall be payable monthly in arrears on the first day of each month, commencing on the first such date next succeeding the date of any such Loan, and at maturity (whether by acceleration or otherwise). Each change in the rate of interest payable on any portion of the outstanding principal balance of the Loans which is not then subject to a Fixed Rate Option shall take effect simultaneously with the corresponding change in the Prime Rate.

        (b) Any LIBOR Portion shall bear interest at the rate per annum (determined on the basis of the actual number of days elapsed over a 360-day year) equal to one and one-half percent (12%) above the LIBOR Rate, which interest shall be payable as follows: (i) in the case of any LIBOR Portion having a LIBOR Period of 90 days or less, such interest shall be payable on the last day of the LIBOR Period applicable to such LIBOR Portion, and (ii) in the case of any LIBOR Portion having a LIBOR Period in excess of 90 days, such interest shall be payable in arrears at 90-day intervals, the first such payment to be made on the last Banking Day of the 90-day period which begins on the first day of such LIBOR Period, and shall also be payable on the last day of the LIBOR Period applicable to such LIBOR Portion, and at maturity (whether by acceleration or otherwise).

        (c) Any Market Rate Portion shall bear interest at the rate per annum (determined on the basis of the actual number of days elapsed over a 360-day year) equal to the Market Rate, which interest shall be payable on the last day of the Market Rate Period applicable to such Market Rate Portion and at maturity (whether by acceleration or otherwise).

1.5 Transaction Fee. The Borrowers shall pay the Bank a transaction fee (the "Transaction Fee") in the amount of $26,000, payable at the time of the first Loan hereunder. No portion of the Transaction Fee shall be subject to refund or reduction.

1.6 Commitment Fee. The Borrowers shall pay the Bank a commitment fee (the "Commitment Fee") for the period commencing on the date hereof to and including the Expiration Date, or the earlier date of the termination of the Commitment hereunder, equal to one-quarter of one percent (1/4 of 1%) per annum (computed on the basis of the actual number of days elapsed over a 365-day year) of the average daily unused portion of the Commitment. The Commitment Fee shall be payable quarterly in arrears on the last day of each March, June, September and December of each year, commencing on the first such date next succeeding the date hereof, and on the date of any termination of the Commitment. If any change in any requirement imposed upon the Bank by any law of the United States of America or by any regulation, order, interpretation, ruling or official directive (whether or not having the force of law) of the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation or any other governmental or administrative agency or board of the United States of America shall impose, increase, modify or deem applicable any reserve, special deposit, assessment or other requirement against the Commitment of the Bank hereunder, and the result of the foregoing, in the determination of the Bank, is to impose a cost on the Bank that is directly attributable to the maintaining of the Commitment, then the Commitment Fee payable to the Bank shall be increased, for so long as the increased cost is imposed on the Bank, to the extent determined by the Bank to be necessary to compensate the Bank for such increased cost. The determination by the Bank of the amount of such cost, if done in good faith and on a basis consistent with that applied to other customers of the Bank having similar compensation arrangements, shall, in the absence of manifest error, be conclusive.

1.7 Reduction or Termination of Commitment. At any time prior to the Expiration Date, on at least one (1) Banking Day's prior written notice to the Bank, the Borrowers may in whole permanently terminate, or from time to time permanently reduce, the Commitment. Any such reduction hereunder shall be in an amount not less than $100,000. Simultaneously with any termination of the Commitment hereunder, the Borrowers shall pay to the Bank the Commitment Fee accrued to the date of such termination.

1.8  Prepayment.

        (a) On at least one (1) Banking Day's prior written notice to the Bank, the Borrowers may, at their option, prepay the Loans in whole at any time or in part from time to time without penalty or premium, provided that no voluntary prepayment of any Fixed Rate Portion may be made hereunder. Any optional prepayment of the Loans in part shall be in a principal amount not less than $100,000.

        (b) If at any time the outstanding principal amount of the Loans exceeds the Available Commitment, the Borrowers will immediately prepay the Loans in an amount necessary to cause the outstanding principal amount of the Loans not to exceed the Available Commitment. Any mandatory prepayment of the Loans pursuant to this subparagraph (b) shall be applied: (i) first, to the prepayment of Loans which are not then subject to a Fixed Rate Option, which prepayment will be made without penalty or premium; and (ii) the balance of such prepayment, if any, shall be applied to the Fixed Rate Portion or Portions of the Loans, which prepayment shall be made together with the applicable Fixed Rate Premium.

1.9 Security; Subordination, etc. The Loans and the other obligations of the Borrowers hereunder and under the Note shall be secured by and entitled to the benefits of the following (except to the extent that any thereof may be expressly waived by the Bank):

        (a) A first priority perfected security interest, satisfactory to the Bank (but subject to the provisions of subsections 6.2(b) and (c) hereof), in all presently owned and after-acquired tangible and intangible personal property and fixtures of the Borrowers and their Subsidiaries (other than Foreign Subsidiaries);

        (b) A first mortgage on any real estate now or hereafter owned by the Borrowers or any of their Subsidiaries (other than Foreign Subsidiaries);

        (c) A collateral assignment of life insurance policy insuring the life of Henri-Claude Bailly as contemplated by subsection 5.3;

        (d) A guaranty from the Parent Company;

        (e) A negative pledge and sale agreement from the Parent Company with respect to the shares of capital stock of the Borrowers owned by it;

        (f) A guaranty from HB Capital;

        (g) A guaranty from each of the Subsidiaries (other than Foreign Subsidiaries); and

        (h) A subordination agreement or agreements signed by the Parent Company and by such other Affiliates as may be designated by the Bank.

        All of the agreements and instruments described in this subsection, together with any and all other agreements and instruments heretofore or hereafter securing the Loans and the Borrowers' other obligations hereunder and under the Note, are sometimes hereinafter referred to collectively as the "Security Documents" and each individually as a "Security Document". All of the personal property, fixtures, real estate and life insurance described in the foregoing clauses (a), (b) and (c) of this subsection, together with any additions thereto or replacements or proceeds thereof, are sometimes hereinafter referred to collectively as the "Collateral". The Borrowers agree to take such actions as may be necessary from time to time to cause the Bank to be secured by and entitled to the benefits of the Security Documents as described in this subsection, including, without limitation, the obtaining of consents of any third parties. The Security Documents shall be satisfactory in form to the Bank and its counsel.

1.10 Overdue Payments. In the event that the Borrowers shall fail to make any payment of principal of or interest on any Loan when due (and after the expiration of any grace period applicable thereto), whether at maturity or at a date fixed for the payment of any installment or prepayment thereof or by declaration, acceleration or otherwise, interest on such unpaid principal and (to the extent permitted by law) on such unpaid interest shall thereafter be payable on demand at a rate per annum equal to four percent (4%) above the rate otherwise applicable to such Loan hereunder.

1.11 Notations. Prior to any sale or other disposition of the Note by the Bank, the Bank shall make a notation on the Note (or on a paper annexed thereto) of the unpaid principal amount thereof at the time outstanding, the last date to which interest has been paid thereon and the amount of unpaid interest accrued thereon to the date of such sale or disposition. Upon payment in full of the principal of and interest on the Note, the Note shall be canceled and returned to the Borrowers and the Bank's security interest in the Collateral shall be terminated pursuant to the Security Documents, provided that the Note shall not be canceled or returned and the Bank's security interest in the Collateral shall not be terminated so long as the Bank shall be obligated to make Loans hereunder.

1.12 Form and Terms of Payment. All payments by the Borrowers of principal of or interest on the Loans and of any fee due hereunder shall be made at the address of the Bank set forth in subsection 13.1 (or at such other address as the Bank shall have furnished to the Borrowers in writing) and shall be made in immediately available funds. The Borrowers hereby authorize the Bank to charge each of their deposit accounts (whether individual or joint) for the purpose of effecting scheduled payments of such principal, interest and fees. If any payment of principal of or interest on the Loans shall become due on a day which is not a Banking Day, such payment may be made on the next succeeding Banking Day and such extension shall be included in computing interest in connection with such payment.

1.13 Capital Adequacy. If after the date of this Agreement, the Bank shall have determined that the adoption or implementation of any applicable law, rule or regulation regarding capital requirements for banks or bank holding companies, or any change therein (including, without limitation, any change according to a prescribed schedule of increasing requirements, whether or not known on the date of this Agreement), or any change in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by the Bank with any request or directive of such entity regarding capital adequacy (whether or not having the force of law) has the effect of reducing the return on the Bank's capital to a level below that which the Bank could have achieved (taking into consideration the Bank's policies with respect to capital adequacy immediately before such adoption, implementation, change or compliance and assuming that the Bank's capital was fully utilized prior to such adoption, implementation, change or compliance) but for such adoption, implementation, change or compliance as a consequence of its agreement to make Loans hereunder by any amount deemed by the Bank to be material, the Borrowers shall pay to the Bank as an additional fee from time to time such amount as the Bank shall have determined to be necessary to compensate it for such reduction. Any such additional fee shall be payable by the Borrowers within 30 days after the same is requested by the Bank. The determination by the Bank of such amount, if done on the basis of any reasonable averaging and attribution methods and on a basis consistent with that applied to other customers of the Bank having similar compensation arrangements, shall in the absence of manifest error be conclusive.

1.14 Use of Proceeds. The Borrowers will use the proceeds of the Loans: (a) to repay Indebtedness, if any, of Services owing to the Bank in respect of the Prior Credit Agreement; (b) for working capital purposes, including the opening or acquisition of offices (subject to the provisions of subsection 6.3(i) hereof) and including the payment of closing costs for the financing hereunder; and (c) for Permitted Acquisitions. The Borrowers will not use any part of the proceeds of any Loans for the purpose of purchasing or carrying any margin stock within the meaning of Regulation U (12 CFR Part 221) of the Board of Governors of the Federal Reserve System, or for any other purpose which would violate any provision of any other applicable statute, regulation, order or restriction.

1.15  Letters of Credit

        (a) Subject to the terms and conditions hereof, the Borrowers may request the Bank to issue, from time to time, standby letters of credit (the "Letters of Credit" and each individually a "Letter of Credit") in an aggregate stated amount at any one time not exceeding the lesser of $1,000,000 or the then unused portion of the Available Commitment. Each request for a Letter of Credit shall be made by either or both of the Borrowers by application on the Bank's standard form or in such other manner as the Bank may approve and shall be made such reasonable time in advance as the Bank may require. The Letters of Credit shall be issued pursuant to a duly executed letter of credit agreement on the Bank's standard form and shall be accompanied by such other instruments and agreements as the Bank may require. No Letter of Credit shall have an expiration date later than the earlier of three hundred sixty-five (365) days following the date of issuance or the Expiration Date. Until each Letter of Credit shall have expired without being drawn, the stated amount of such Letter of Credit shall be deemed an outstanding Loan for purposes of calculating the unused portion of the Available Commitment and for purposes of calculating the Commitment Fee pursuant to subsection 1.6. Once drawn, a Letter of Credit shall be funded from the Available Commitment by the Bank advancing the stated amount thereof to the Borrowers, and any amount so advanced shall be a Loan and shall accrue interest as such from the date so advanced.

        (b) For each Letter of Credit issued hereunder, the Borrowers shall pay the Bank a fee (the "Letter of Credit Fee") equal to two percent (2%) per annum (computed on the basis of the actual number of days elapsed over a 360-day year) on the stated amount thereof, payable quarterly in arrears on the day of each third calendar month which corresponds with the date of issuance of such Letter of Credit, until the expiration of such Letter of Credit. The Letter of Credit Fee shall be in addition to such other transactions fees and similar charges as the Bank imposes on its customers generally from time to time with respect to letter of credit transactions.

        (c) If, upon the occurrence of any Event of Default, there shall be outstanding any Letters of Credit or any drafts accepted for payment by the Bank under any Letters of Credit, the Borrowers will, on demand by the Bank, deposit and at all times maintain with the Bank an amount of cash (the "Cash Collateral") equal to the aggregate stated amount of all outstanding Letters of Credit. The Cash Collateral so deposited shall be held by the Bank as part of the Collateral. Such Cash Collateral shall be returned by the Bank to the Borrowers only when there is no longer any Event of Default continuing hereunder.


Section 2.  Fixed Rate Provisions.

2.1 Fixed Rate Options. Subject to the provisions of this section 2, the Borrowers shall have the right to have the interest on all or any portion or portions of the principal amount of the Loans based on a Fixed Rate, provided that not more than six (6) Fixed Rate Portions of the Loans shall be outstanding at any one time.

2.2 Certain Definitions. As used herein, the following terms have the following respective meanings:

               Banking Day: (i) when used with respect to the LIBOR Option, a day on which dealings may be effected in deposits of U.S. dollars in the London interbank foreign currency deposits market and on which banks may conduct business in London, England, and Boston, Massachusetts, and (ii) when used with respect to the other provisions of this Agreement, any day excluding Saturday and Sunday and excluding any other day which shall be in Boston, Massachusetts, a legal holiday or a day on which banking institutions are authorized by law to close.

               Board: the Board of Governors of the Federal Reserve System of the United States.

               Fixed Rate: either a LIBOR Rate or a Market Rate, as the context so requires.

               Fixed Rate Option: either a LIBOR Option or a Market Rate Option, as the context so requires.

               Fixed Rate Period: either a LIBOR Period or a Market Rate Period, as the context so requires.

               Fixed Rate Portion: either a LIBOR Portion or a Fixed Rate Portion, as the context so requires.

               Fixed Rate Premium: with respect to the prepayment of any Fixed Rate Portion of any Loans, an amount equal to the product of (i) the excess, if any, of the rate of interest on the principal amount so prepaid over the rate of interest on debt securities issued by the Treasury of the United States of America on a date approximating the date of payment of such principal amount and having a maturity date approximating the last Banking Day of the applicable Fixed Rate Period, multiplied by (ii) the principal amount so prepaid, multiplied by (iii) a fraction, the numerator of which is the number of days remaining in the related Fixed Rate Period and the denominator of which is 360. Each determination by the Bank of any Fixed Rate Premium shall, in the absence of manifest error, be conclusive.

               Fixed Rate Request: either a LIBOR Request or a Market Rate Request, as the context so requires.

               Legal Requirement: any requirement imposed upon the Bank by any law of the United States of America or the United Kingdom or by any regulation, order, interpretation, ruling or official directive (whether or not having the force of law) of the Board, the Bank of England or any other board, central bank or governmental or administrative agency, institution or authority of the United States of America, the United Kingdom or any political subdivision of either thereof.

               LIBOR Option: the option granted pursuant to this section 2 to have the interest on all or any portion of the principal amount of the Loans based on a LIBOR Rate.

               LIBOR Period: any period, selected as provided below in this section 2, of 30, 60, 90 or 180 days or longer periods if available and agreed to by the Bank, commencing on any Banking Day; provided, however, that no LIBOR Period shall extend beyond the Expiration Date. If any LIBOR Period so selected would otherwise end on a date which is not a Banking Day, such LIBOR Period shall instead end on the next preceding or succeeding Banking Day as determined by the Bank in accordance with its then current banking practice. Each determination by the Bank of any LIBOR Period shall, in the absence of manifest error, be conclusive.

               LIBOR Portion: subject to the proviso to subsection 2.1 hereof, that portion of the Loans specified in a LIBOR Request (including any portion of such Loans which are being borrowed by the Borrowers concurrently with such LIBOR Request) which is not less than $100,000, which does not exceed the outstanding balance of the Loans not already subject to Fixed Rate Options and which, as of the date of the LIBOR Request specifying such LIBOR Portion, has met the conditions for basing interest on the LIBOR Rate in subsection 2.3 hereof and the LIBOR Period of which has commenced and not terminated.

               LIBOR Rate: with respect to any LIBOR Portion for the related LIBOR Period, an interest rate per annum (rounded upwards, if necessary, to the next higher 1/100 of 1%) equal to the product of (a) the Base LIBOR Rate (as hereinafter defined) and (b) Statutory Reserves. For purposes of this definition, the term "Base LIBOR Rate" shall mean the rate (rounded to the nearest 1/100 of 1% or, if there is no nearest 1/100 of 1%, the next higher 1/100 of 1%) at which deposits of U.S. dollars approximately equal in principal amount to the LIBOR Portion and for a maturity equal to the applicable LIBOR Period are offered to the Bank in the London interbank foreign currency deposits market at approximately 11:00 a.m., London time, two (2) Banking Days prior to the commencement of such LIBOR Period, for delivery on the first day of such LIBOR Period. Each determination by the Bank of any LIBOR Rate shall, in the absence of manifest error, be conclusive.

               LIBOR Request: notice in writing (or by telephonic communication confirmed by telex, telecopy or other facsimile transmission on the same day as the telephone request) from either or both of the Borrowers to the Bank (and received by the Bank prior to 11:00 a.m., Boston time, two (2) Banking Days prior to the first day of the LIBOR Period requested) requesting that interest on a LIBOR Portion be based on the LIBOR Rate, specifying: (i) the first day of the LIBOR Period, (ii) the length of the LIBOR Period consistent with the definition of that term, and (iii) a dollar amount of the LIBOR Portion consistent with the definition of that term.

               Market Rate: with respect to any Market Rate Portion for the related Market Rate Period, an interest rate per annum equal to the Base Market Rate (as hereinafter defined) plus one and one-half percent (12%). For purposes of this definition, the term ABase Market Rate@ shall mean the fixed rate of interest quoted from time to time by the Bank in response to a Market Rate Request, which rate shall be determined by the Bank based upon then prevailing money market conditions.

               Market Rate Period: any period, selected as provided below in this section 2 of one, two or three weeks or longer periods if available and agreed to by the Bank, commencing on any Banking Day; provided, however, that no Market Rate Period shall extend beyond the Expiration Date. If any Market Rate Period so selected would otherwise end on a date which is not a Banking Day, such Market Rate Period shall instead end on the next preceding or succeeding Banking Day as determined by the Bank in accordance with its then current banking practice. Each determination by the Bank of any Market Rate Period shall, in the absence of manifest error, be conclusive.

               Market Rate Portion: subject to the proviso to subsection 2.1 hereof, that portion of the Loans specified in a Market Rate Request (including any portion of such Loans which are being borrowed by the Borrowers concurrently with such Market Rate Request) which is not less than $100,000, which does not exceed the outstanding balance of the Loans not already subject to Fixed Rate Options and which, as of the date of the Market Rate Request specifying such Market Rate Portion, has met the conditions for basing interest on the Market Rate in subsection 2.4 hereof and the Market Rate Period of which has commenced and not terminated.

               Market Rate Request: notice in writing (or by telephonic communication conferred by telex, telecopy or other facsimile transmission on the same day as the telephone request) from either or both of the Borrowers to the Bank (and received by the Bank at least one (1) Banking Day prior to the first day of the Market Rate Period requested) requesting that interest on a Market Rate Portion be based on the Market Rate, specifying: (i) the first day of the Market Rate Period, (ii) the length of the Market Rate Period consistent with the definition of that term, and (iii) a dollar amount of the Market Rate Portion consistent with the definition of that term.

               Statutory Reserves: a fraction (expressed as a decimal), the numerator of which is the number one and the denominator of which is the number one minus the aggregate of the maximum reserve percentages (including, without limitation, any marginal, special, emergency or supplemental reserves), expressed as a decimal, established by the Board and any other banking authority to which the Bank is subject for Eurocurrency Liabilities (as defined in Regulation D of the Board). Such reserve percentages shall include, without limitation, those imposed under such Regulation D. LIBOR Portions of the Loans shall be deemed to constitute Eurocurrency Liabilities and as such shall be deemed to be subject to such reserve requirements without benefit of or credit for proration, exceptions or offsets which may be available from time to time to the Bank under such Regulation D. Statutory Reserves shall be adjusted automatically on and as of the effective date of any change in any reserve percentage.

               Tax: in relation to any Fixed Rate Portion and the applicable Fixed Rate, any tax, levy, impost, duty, deduction, withholding or other charges of whatever nature required by any Legal Requirement (i) to be paid by the Bank and/or (ii) to be withheld or deducted from any payment otherwise required hereby to be made by the Borrowers to the Bank, provided that the term "Tax" shall not include any taxes imposed upon the net income of the Bank by the United States of America or any political subdivision thereof.

2.3  Conditions for Basing Interest on the LIBOR Rate.  Upon the condition that:

        (a) The Bank shall have received a LIBOR Request from either or both of the Borrowers prior to 11:00 a.m., Boston time, two (2) Banking Days prior to the first day of the LIBOR Period requested;

        (b) There shall have occurred no change in applicable law which would make it unlawful for the Bank to obtain deposits of U.S. dollars in the London interbank foreign currency deposits market;

        (c) As of the date of the LIBOR Request and the first day of the LIBOR Period, there shall exist no Event of Default, nor any event which, with the giving of notice or expiration of any applicable grace period or both would constitute an Event of Default, which is not waived by the Bank;

        (d) After giving effect to such LIBOR Request, not more than six (6) Fixed Rate Portions of the Loans shall be outstanding; and

        (e) The Bank shall not have determined in good faith that it is unable to determine the LIBOR Rate in respect of the requested LIBOR Period or that it is unable to obtain deposits of U.S. dollars in the London interbank foreign currency deposits market in the applicable amounts and for the requested LIBOR Period;

then interest on the LIBOR Portion requested during the LIBOR Period requested will be based on the applicable LIBOR Rate.

2.4 Conditions for Basing Interest on the Market Rate.  Upon the condition that:

        (a) The Bank shall have received a Market Rate Request at least one (1) Banking Day prior to the first day of the Market Rate Period requested;

        (b) As of the date of the Market Rate Request and the first day of the Market Rate Period, there shall exist no Event of Default, nor any event which, with the giving of notice or expiration of any applicable grace period or both would constitute an Event of Default which is not waived by the Bank;

        (c) After giving effect to such Market Rate Request, not more than six
(6) Fixed Rate Portions of the Loans shall be outstanding; and

        (d) The Bank shall not have determined in good faith that it is unable to determine the Market Rate in respect of the requested Market Rate Period;

then interest on the Market Rate Portion requested during the Market Rate Period requested will be based on the applicable Market Rate.

2.5 Indemnification for Funding and Other Losses. Each Fixed Rate Request shall be irrevocable and binding on the Borrowers. The Borrowers will jointly and severally indemnify the Bank against any loss or expense incurred by the Bank as a result of any failure on the part of either Borrower to fulfill, on or before the date specified in any Fixed Rate Request, the applicable conditions set forth in this Agreement, including, without limitation, any loss (including loss of anticipated profits) or expense incurred by reason of the liquidation of redeployment of deposits or other funds acquired by the Bank to fund or maintain the requested Fixed Rate Portion when interest on such Fixed Rate Portion, as a result of such failure on the part of a Borrower, is not based on the applicable Fixed Rate for the requested Fixed Rate Period.

2.6 Change in Applicable Laws, Regulations, etc. If any Legal Requirement shall make it unlawful for the Bank to fund through the obtaining of U.S. dollar deposits any Fixed Rate Portion, or otherwise to give effect to its obligations as contemplated hereby, or shall impose on the Bank any costs based on or measured by the excess above a specified level of the amount of a category of deposits or other liabilities of the Bank which includes deposits by reference to which the Fixed Rate is determined as provided herein or a category of extensions of credit or other assets of the Bank which includes any Fixed Rate Portion, or shall impose on the Bank any restrictions on the amount of such a category of liabilities or assets which the Bank may hold, (a) the Bank may by notice thereof to the Borrowers terminate the Fixed Rate Option, (b) any Fixed Rate Portion subject thereto shall immediately bear interest thereafter at the rate provided for in subsection 1.4(a), and (c) the Borrowers will jointly and severally indemnify the Bank against any loss, penalty or expense incurred by the Bank by reason of the liquidation or redeployment of deposits or other funds acquired by the Bank to fund or maintain such Fixed Rate Portion (except to the extent the Bank shall have been compensated or reimbursed for any such loss, penalty or expense by reason of any Fixed Rate Premium or Premiums paid by the Borrowers in connection therewith).

2.7 Taxes. It is the understanding of the Borrowers and the Bank that the Bank shall receive payments of amounts of principal of and interest on the Loans with respect to the Fixed Rate Portions from time to time subject to a Fixed Rate Option free and clear of, and without deduction for, any Taxes. If (a) the Bank shall be subject to any such Tax in respect of any such Fixed Rate Portion or part thereof or (b) the Borrowers shall be required to withhold or deduct any such Tax from any such amount, the Fixed Rate applicable to such Fixed Rate Portion shall be adjusted by the Bank to reflect all additional costs incurred by the Bank in connection with the payment by the Bank or the withholding by the Borrowers of such Tax and the Borrowers shall provide the Bank with a statement detailing the amount of any such Tax actually paid by the Borrowers. Determination by the Bank of the amount of such costs shall, in the absence of manifest error, be conclusive, and at the Borrowers request, the Bank shall demonstrate the basis of such determination. If after any such adjustment, any part of any Tax paid by the Bank is subsequently recovered by the Bank, the Bank shall reimburse the Borrowers to the extent of the amount so recovered. A certificate of an officer of the Bank setting forth the amount of such recovery and the basis therefor shall, in the absence of manifest error, be conclusive.


Section 3.  Representations and Warranties.

        In order to induce the Bank to enter into this Agreement and to make the Loans provided for hereunder, the Borrowers make the following representations and warranties, which shall survive the execution and delivery hereof and of the
Note:

3.1 Organization, Standing, etc. of the Borrowers. Each of the Borrowers is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware and has all requisite corporate power and authority to own and operate its properties, to carry on its business as now conducted and proposed to be conducted, to enter into this Agreement, the Security Documents to which it is a party and all other documents to be executed by it in connection with the transactions contemplated hereby, to issue the Note and to carry out the terms hereof and thereof.

3.2 Subsidiaries. Schedule 3.2 attached hereto correctly sets forth as to each Subsidiary, its name, the jurisdiction of its incorporation, the number of shares of its capital stock of each class outstanding and the number of such outstanding shares owned by the Borrowers and their Subsidiaries. Each such Subsidiary is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation and has all requisite corporate power and authority to own and operate its properties, to carry on its business as now conducted and now proposed to be conducted and to enter into such of the Security Documents, if any, as relate to it and all other documents to be executed by it in connection with the transactions contemplated hereby. All of the outstanding capital stock of each Subsidiary is validly issued, fully-paid and nonassessable, and is owned by the Borrowers or their Subsidiaries as specified in Schedule 3.2, in each case free of any mortgage, pledge, lien, security interest, charge, option or other encumbrance.

3.3 Qualification. The Borrowers and their Subsidiaries are duly qualified or licensed and in good standing as foreign corporations duly authorized to do business in each jurisdiction in which the character of the properties owned or the nature of the activities conducted makes such qualification or licensing necessary, other than jurisdictions in which the failure to be so qualified or licensed would not have any material adverse effect on the business or operations of the Borrowers or their Subsidiaries or on their financial or other condition.


3.4 Financial Information; Disclosure, etc. As of the date hereof, the Borrowers have furnished the Bank with the financial statements and other reports listed in Schedule 3.4 attached hereto. Such financial statements have been prepared in accordance with generally accepted accounting principles applied on a consistent basis and fairly present the financial position and results of operations of the Persons to which they purport to relate as of the dates and for the periods indicated. Between the end of the most recent fiscal period shown in such financial statements and the date hereof, there has not been any material adverse change in the business, operations, properties or financial position of the Borrowers (or of the Persons to which such financial statements purport to relate). Neither this Agreement nor any financial statements, reports or other documents or certificates furnished to the Bank by the Borrowers in connection with the transactions contemplated hereby contain any untrue statement of a material fact or omit to state any material fact necessary to make the statements herein or therein contained not misleading. None of the Loans will render either of the Borrowers unable to pay its debts as they become due; neither of the Borrowers is contemplating either the filing of a petition by it under any state or federal bankruptcy or insolvency laws or the liquidation of all or a major portion of its property; and neither of the Borrowers has knowledge of any person contemplating the filing of any such petition against it.

3.5 Licenses; Franchises, etc. The Borrowers and their Subsidiaries have all material authorizations, licenses, permits and franchises of any public or governmental regulatory body which are necessary for the conduct of the business of the Borrowers and their Subsidiaries as now conducted and proposed to be conducted (such authorizations, licenses, permits and franchises, together with any extensions or renewals thereof, being herein sometimes referred to collectively as the "Licenses"). All of such Licenses are validly issued and in full force and effect and the Borrowers and their Subsidiaries have fulfilled and performed all of their obligations with respect thereto in all material respects and have full power and authority to operate thereunder.

3.6 Tax Returns and Payments. The Borrowers and their Subsidiaries have filed all tax returns required by law to be filed and have paid all taxes, assessments and other governmental charges levied upon any of their respective properties, assets, income or franchises, other than those not yet delinquent and those, not substantial in aggregate amount, being or about to be contested as provided in subsection 5.4. The charges, accruals and reserves on the books of the Borrowers and their Subsidiaries in respect of their respective taxes are adequate in the opinion of the Borrowers, and the Borrowers know of no unpaid assessment for additional taxes or of any basis therefor.

3.7 Indebtedness, Liens and Investments, etc. Schedule 3.7 attached hereto correctly describes, as of the date or dates indicated therein, (a) all outstanding Indebtedness of the Borrowers and their Subsidiaries in respect of borrowed money, Capital Leases and the deferred purchase price of property; (b) all existing mortgages, liens and security interests in respect of any property or assets of the Borrowers or their Subsidiaries; (c) all outstanding investments, loans and advances of the Borrowers and their Subsidiaries; and (d) all existing guarantees by the Borrowers and their Subsidiaries.


3.8 Title to Properties; Liens. The Borrowers and their Subsidiaries have good and marketable title to all of their respective properties and assets, and none of such properties or assets is subject to any mortgage, pledge, lien, security interest, charge or encumbrance except the existing mortgages and security interests referred to in Schedule 3.7 attached hereto and except minor liens and encumbrances which in the aggregate are not substantial in amount, do not in any case materially detract from the value of the property subject thereto or materially impair the operations of the Borrowers and their Subsidiaries and have not arisen otherwise than in the ordinary course of business. The Borrowers and its Subsidiaries enjoy quiet possession under all leases to which they are parties as lessees, and all of such leases are valid, subsisting and in full force and effect. None of such leases contains any provision restricting the incurrence of indebtedness by the lessee or any unusual or burdensome provision materially adversely affecting the current and proposed operations of the Borrowers and its Subsidiaries.

3.9 Litigation, etc. Except as set forth in Schedule 3.9 attached hereto, as of the date hereof, there is no action, proceeding or investigation pending or, to the Borrowers' knowledge, threatened (or any basis therefor known to the Borrowers) which questions the validity of this Agreement, the Note, the Security Documents or the other documents executed in connection herewith, or any action taken or to be taken pursuant hereto, or which might result, either in any case or in the aggregate, in any material adverse change in the business operations, affairs or condition of the Borrowers or any Subsidiary or any of their respective properties or in any material liability on the part of the Borrowers or any Subsidiary.

3.10 Authorization; Compliance with Other Instruments. The execution, delivery and performance of this Agreement, the Note and the Security Documents have been duly authorized by all necessary corporate action on the part of the Borrowers and their Subsidiaries, will not result in any violation of or be in conflict with or constitute a default under any term of the charter or by-laws of the Borrowers or any Subsidiary, or of any agreement, instrument, judgment, decree, order, statute, rule or governmental regulation applicable to the Borrowers or any Subsidiary, or result in the creation of any mortgage, lien, charge or encumbrance upon any of the properties or assets of the Borrowers or any Subsidiary pursuant to any such term (except pursuant to the Security Documents). Neither the Borrowers nor any Subsidiary is in violation of any term of its charter or by-laws, or of any material term of any material agreement or instrument to which it is a party, or, to the best of the Borrowers' knowledge, of any judgment, decree, order, statute, rule or governmental regulation applicable to it.

3.11 Governmental Consent. Neither the Borrowers nor any Subsidiary nor any of their respective shareholders is required to obtain any order, consent, approval or authorization of, or required to make any declaration or filing (other than ordinary notice filings) with, any governmental authority in connection with the execution and delivery of this Agreement and the issuance and delivery of the Note pursuant hereto, or in connection with the execution and delivery of the Security Documents and the granting of the security interests in the Collateral pursuant thereto.


3.12 Regulation U, etc. Neither the Borrowers nor any Subsidiary owns or has any present intention of acquiring any "margin stock" within the meaning of Regulation U (12 CFR Part 221) of the Board of Governors of the Federal Reserve System (herein called "margin stock"). None of the proceeds of the Loans will be used, directly or indirectly, by the Borrowers or any Subsidiary for the purpose of purchasing or carrying, or for the purpose of reducing or retiring any indebtedness which was originally incurred to purchase or carry, any margin stock or for any other purpose which might constitute the transactions contemplated hereby a "purpose credit" within the meaning of said Regulation U, or cause this Agreement to violate Regulation U, Regulation T, Regulation X, or any other regulation of the Board of Governors of the Federal Reserve System or the Securities Exchange Act of 1934. If requested by the Bank, the Borrowers will promptly furnish the Bank with a statement or statements in conformity with the requirements of Federal Reserve Form U-1 referred to in said Regulation U.

3.13 Employee Retirement Income Security Act of 1974. The terms used in this subsection 3.13 and in subsection 6.8 of this Agreement shall have the meanings assigned thereto in the applicable provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and the Internal Revenue Code of 1986, as amended (the "Code"), and the term "Affiliated Company" shall mean the Borrowers and all corporations, partnerships, trades or businesses (whether or not incorporated) which constitute a controlled group of corporations with the Borrowers, an affiliated service group or other affiliated group, within the meaning of Section 414(b), Section 414(c), Section 414(m) or Section 414(o), respectively, of the Code or Section 4001 of ERISA. Each employee benefit plan sponsored by an Affiliated Company and, to the best of the Borrower's knowledge, each multiemployer plan to which any Affiliated Company makes contributions, is in material compliance with applicable provisions of ERISA and the Code. No Affiliated Company has incurred any material liability to the Pension Benefit Guaranty Corporation ("PBGC") or any employee benefit plan on account of any failure to meet the contribution requirements of any such plan, minimum funding requirements or prohibited transactions under ERISA or the Code, termination of a single employer plan, partial or complete withdrawal from a multiemployer plan, or the insolvency, reorganization or termination of any multiemployer plan, and no event has occurred or conditions exist which present a material risk that any Affiliated Company will incur any material liability on account of any of the foregoing circumstances. The consummation of the transactions contemplated by this Agreement will not result in any prohibited transaction under ERISA or the Code for which an exemption is not available.

3.14 Ownership of Borrowers and Parent Company. All of the outstanding shares of capital stock of the Borrowers are owned by the Parent Company, free of any assignment, pledge, lien, security interest, charge, option or other encumbrance. The Borrowers are not obligated in any manner to issue any additional shares of their capital stock. Schedule 3.14 attached hereto lists certain officers and directors of the Parent Company (the AParent Company Management Shareholders@) and specifies the minimum number of shares which are required to be owned by such Parent Company Management Shareholders for purposes of subsection 8.1(j) hereof.


3.15 Environmental Matters. Neither the Borrowers nor any Subsidiary nor, to the Borrowers' knowledge, any other Person has ever caused or permitted any Hazardous Material to be disposed of on or under any real property owned, leased or operated by the Borrowers or any Subsidiary or in which the Borrowers or any Subsidiary have ever held, directly or indirectly, any legal or beneficial interest or estate, and no such real property has ever been used (either by the Borrowers or any Subsidiary or, to the Borrowers' knowledge, by any other Person) as (i) a disposal site or permanent storage site for any Hazardous Material or (ii) a temporary storage site for any Hazardous Material. The Borrowers and each of their Subsidiaries have been issued and are in compliance in all material respects with all material permits, certificates, licenses, approvals and other authorizations relating to environmental matters and necessary for their respective businesses, and have filed all notifications and reports relating to chemical substances, air emissions, underground storage tanks, effluent discharges and Hazardous Material waste storage, treatment and disposal required in connection with the operation of their respective businesses, the failure to have or comply with which would, individually or in the aggregate, have a material adverse effect on the Borrowers or any Subsidiary. All Hazardous Materials used or generated by the Borrowers or any Subsidiary or any business merged into or otherwise acquired by the Borrowers or any Subsidiary have been generated, accumulated, stored, transported, treated, recycled and disposed of in compliance with all applicable laws and regulations, the violation of which has any reasonable likelihood of having a material adverse effect on the Borrowers or any Subsidiary. Neither the Borrowers nor any Subsidiary have any liabilities with respect to Hazardous Materials, and to the knowledge of the Borrowers, no facts or circumstances exist which could give rise to liabilities with respect to Hazardous Materials, which could have any reasonable likelihood of having a material adverse effect on the Borrowers or any Subsidiary.


Section 4.  Conditions of Lending.

        The obligation of the Bank to make any Loan hereunder is subject to the following conditions:

4.1 The Note. Concurrently with the execution and delivery of this Agreement, the Bank shall have received the Note (in the amount of the Commitment) duly completed, executed and delivered, as provided in section 1.

4.2 Opinions and Certificates. Concurrently with the execution and delivery of this Agreement, the Bank shall have received:


        (a) The favorable opinion of counsel for the Borrowers, in form and substance satisfactory to the Bank and its counsel.

        (b) A certificate signed by a principal officer of each of the Borrowers, certifying that the conditions specified in subsection 4.3 have been fulfilled.

        (c) All other information and documents which the Bank or its counsel may reasonably have requested in connection with the transactions contemplated by this Agreement, such information and documents where appropriate to be certified by the proper corporate officers or governmental authorities.

4.3 No Default; Representations and Warranties, etc. On the date of each Loan hereunder: (a) the representations and warranties of the Borrowers contained in section 3 of this Agreement shall be true on and as of such dates as if they had been made on such dates (except to the extent that such representations and warranties expressly relate to an earlier date or are affected by the consummation of transactions permitted under this Agreement); (b) the Borrowers shall be in compliance in all material respects with all of the terms and provisions set forth herein on their part to be observed or performed on or prior to such dates; (c) after giving effect to the Loans to be made on such dates, no Event of Default specified in section 8 hereof, nor any event which with the giving of notice or expiration of any applicable grace period or both would constitute such an Event of Default, shall have occurred and be continuing; and (d) since the date of this Agreement, there shall have been no material adverse change in the assets or liabilities or in the financial or other condition of the Borrowers or their Subsidiaries, taken as a whole. Each request for a Loan hereunder shall constitute a representation and warranty by the Borrowers to the Bank that all of the conditions specified in this subsection 4.3 have been satisfied in all material respects as of the date of each such Loan.

4.4 Security Documents. Concurrently with the execution and delivery of this Agreement, the Bank shall have received the Security Documents, together with any other documents required or contemplated by the terms thereof, including Uniform Commercial Code financing statements.

4.5 Certain Financial Transactions. Prior to or concurrently with the execution and delivery of this Agreement and the making of the first Loan hereunder:

        (a) The 9.5% subordinated note due May 15, 2001 of Services originally issued to RCG International, Inc. pursuant to that certain Sale Agreement dated as of May 25, 1995 between Consulting and RCG International, Inc. shall have been fully paid and discharged in full;

        (b) The Parent Company shall have completed an initial public offering of its capital stock (the AParent Company Offering@); and

        (c) The Indebtedness of Consulting to the Bank in respect of the Prior Credit Agreement and all loans thereunder shall have been fully paid and discharged in full.



Section 5.  Affirmative Covenants.

        So long as any of the Loans shall remain available to the Borrowers, and until the principal of and interest on the Loans and all fees due hereunder shall have been paid in full, the Borrowers agree that:

5.1 Financial Statements, etc. The Borrowers will furnish or cause to be furnished to the Bank:

        (a) Within 90 days after the end of each fiscal year of the Borrowers,
(i) the consolidated and consolidating balance sheets of the Borrowers and their Subsidiaries as at the end of such year, and (ii) the related consolidated and consolidating statements of income and cash flows and consolidated statement of shareholders= equity for such year, setting forth in comparative form with respect to such consolidated financial statements figures for the previous fiscal year, all in reasonable detail, together with the opinion thereon of Ernst & Young or other independent public accountants selected by the Borrowers and satisfactory to the Bank, which opinion shall be in a form generally recognized as unqualified and shall state that such financial statements have been prepared in accordance with generally accepted accounting principles applied on a basis consistent with that of the preceding fiscal year (except for changes, if any, which shall be specified and approved in such opinion) and that the audit by such accountants in connection with such financial statements has been made in accordance with generally accepted auditing standards related to reporting, provided that such accountants' certification may be limited to the consolidated financial statements in which case the consolidating financial statements shall be signed by a Responsible Officer of each of the Borrowers;

        (b) Within 30 days after the end of each month, (i) the unaudited consolidated and consolidating balance sheets of the Borrowers and their Subsidiaries as at the end of such month, and (ii) the related unaudited consolidated and consolidating statements of income and cash flows and consolidated statement of shareholders= equity for such month and for the period from the beginning of the current fiscal year to the end of such month, all in reasonable detail and signed by a Responsible Officer of each of the Borrowers;

        (c) Together with the financial statements delivered pursuant to subparagraph (a) above, or as soon thereafter as reasonably available, (i) a copy of the management letter or letters, if any, accompanying such financial statements, and (ii) a statement signed by the accountants who have reported on such financial statements to the effect that in connection with their examination of such financial statements they have reviewed the provisions of this Agreement and have no knowledge of any event or condition which constitutes an Event of Default or which, after notice or expiration of any applicable grace period or both, would constitute such an Event of Default or, if they have such knowledge, specifying the nature and period of existence thereof, provided, however, that in issuing such statement, such independent accountants shall not be required to go beyond normal auditing procedures conducted in connection with their opinion referred to above;


        (d) Together with the financial statements delivered pursuant to subparagraph (a) above, and together with the financial statements delivered pursuant to subparagraph (b) above for the last months of each of the first three quarterly accounting periods in each fiscal year of the Borrowers, a compliance certificate substantially in the form of Exhibit B attached hereto signed by a Responsible Officer of each of the Borrowers;

        (e) Within 20 days after the end of each month, a borrowing base certificate substantially in the form of Exhibit C attached hereto (the "Borrowing Base Certificate"), together with an aging of accounts receivable report, in each case signed by a Responsible Officer of each of the Borrowers;

        (f) Within 20 days after the end of each month, a backlog report prepared by the Borrowers= management setting forth in reasonable detail the amount of the Borrowers= authorized and obligated backlog;

        (g) Within 45 days after the end of each fiscal year of the Borrowers, a budget prepared by the Borrowers= management setting forth in reasonable detail, and on a monthly basis, the Borrowers= budget or budgets for the ensuing fiscal year; and

        (h) Forthwith upon any officer of either of the Borrowers obtaining knowledge of any condition or event which constitutes an Event of Default or which, after notice or lapse of time or both, would constitute an Event of Default, a certificate signed by a Responsible Officer of each of the Borrowers specifying in reasonable detail the nature and period of existence thereof and what action the Borrowers have taken or proposes to take with respect thereto.

        The Borrowers will also furnish or cause to be furnished to the Bank such other information regarding the business, affairs and condition of the Borrowers and their Subsidiaries as the Bank may from time to time reasonably request. The Borrowers will permit the Bank to inspect the books and any of the properties or assets of the Borrowers and their Subsidiaries at such reasonable times as the Bank may from time to time request.

5.2 Legal Existence; Franchises; Compliance with Laws, etc. Each of the Borrowers will, and will cause each Subsidiary to: maintain its corporate existence and business; maintain all properties which are reasonably necessary for the conduct of such business, now or hereafter owned, in good repair, working order and condition; take all actions necessary to maintain and keep in full force and effect its rights and franchises, including the Licenses; and, except as otherwise provided herein, comply in all material respects with all applicable statutes, rules, regulations and orders of, and all applicable restrictions imposed by, all governmental authorities in respect of the conduct of its business and the ownership of its properties; provided that neither the Borrowers nor any Subsidiary shall be required by reason of this subsection to comply therewith at any time while either of the Borrowers or such Subsidiary shall be contesting its obligations to do so in good faith by appropriate proceedings promptly initiated and diligently conducted, and if it shall have set aside on its books such reserves, if any, with respect thereto as are required by generally accepted accounting principles and deemed adequate by the Borrowers and their independent public accountants. Neither the Borrowers nor any Subsidiary will, without the prior written consent of the Bank, engage in any business other than the management consulting business and activities incidental thereto.


5.3 Insurance. The Borrowers will maintain or cause to be maintained on all insurable properties now or hereafter owned by the Borrowers or any Subsidiary insurance against loss or damage by fire or other casualty to the extent customary with respect to like properties of companies conducting similar businesses and will maintain or cause to be maintained public liability and workmen's compensation insurance insuring the Borrowers and their Subsidiaries to the extent customary with respect to companies conducting similar businesses and, upon request, will furnish to the Bank satisfactory evidence of the same. Each insurance policy pertaining to any of the Collateral shall: (i) name the Bank as an insured pursuant to a so-called "standard mortgagee clause"; (ii) provide that no action of the Borrowers or any tenant or subtenant shall void such policy as to the Bank; and (iii) provide that the Bank shall be notified of any proposed cancellation of such policy at least thirty (30) days in advance of such proposed cancellation and will have sufficient time to correct any deficiencies justifying such proposed cancellation. All such policies shall be delivered to the Bank upon request. In the event of a casualty loss, the Borrowers may apply the proceeds of any insurance to the restoration or replacement of the property or asset which was the subject of such loss, provided that (A) the Borrowers shall have demonstrated to the reasonable satisfaction of the Bank that such property or asset will be restored to substantially its previous condition or will be replaced by a substantially identical property or asset, and (B) the Bank shall have received, if requested by it, a favorable opinion from counsel for the Borrowers, satisfactory in scope and form to the Bank, as to the Bank's having a prior security interest in and valid first lien on such restored or replaced property or asset (subject to the provisions of subsection 6.2(c) hereof). In addition to the foregoing, the Borrowers will maintain a life insurance policy or policies in the amount of at least $2,000,000 insuring the life of Henri-Claude Bailly and shall cause their rights under such policy or policies to be assigned to the Bank as security for the Loans and the Borrowers= other obligations to the Bank hereunder and under the Note (such assignment to constitute a Security Document and such life insurance to constitute Collateral for all purposes of this Agreement). In the event the Bank shall receive payment in respect of such life insurance policy, it shall permit a portion thereof to be paid over to the estate of the insured to the extent necessary to satisfy then outstanding obligations of the Parent Company or either of the Borrowers under its employment contract with the insured, provided that (a) the Borrowers shall have furnished the Bank with reasonably detailed information demonstrating the amount and nature of such obligation, and (b) at the time of such payment, no Event of Default shall have occurred and be continuing hereunder.

5.4 Payment of Taxes. Each of the Borrowers will, and will cause each Subsidiary to, pay and discharge promptly as they become due and payable all taxes, assessments and other governmental charges or levies imposed upon it or its income or upon any of its properties or assets, or upon any part thereof, as well as all lawful claims of any kind (including claims for labor, materials and supplies) which, if unpaid, might by law become a lien or a charge upon its property; provided that neither the Borrowers nor any Subsidiary shall be required to pay any such tax, assessment, charge, levy or claim if the amount, applicability or validity thereof shall currently be contested in good faith by appropriate proceedings promptly initiated and diligently conducted and if the Borrowers or such Subsidiary, as the case may be, shall have set aside on their books such reserves, if any, with respect thereto as are required by generally accepted accounting principles and deemed appropriate by the Borrowers and their independent public accountants.


5.5 Payment of Other Indebtedness, etc. Except as to matters being contested in good faith and by appropriate proceedings, and subject to the provisions of subsection 6.10 hereof, each of the Borrowers will, and will cause each Subsidiary to, pay promptly when due, or in conformance with customary trade terms, all other Indebtedness and obligations incident to the conduct of its business.

5.6 Further Assurances. From time to time hereafter, the Borrowers will execute and deliver, or will cause to be executed and delivered, such additional instruments, certificates or documents, and will take all such actions, as the Bank may reasonably request, for the purposes of implementing or effectuating the provisions of this Agreement, the Security Documents or the Note, or of more fully perfecting or renewing the Bank's rights with respect to the Collateral pursuant hereto or thereto. Upon the exercise by the Bank of any power, right, privilege or remedy pursuant to this Agreement or the Security Documents which requires any consent, approval, registration, qualification or authorization of, or any filing with, any governmental authority or instrumentality (including, without limitation, the giving of any notices pursuant to the federal Assignment of Claims Act), the Borrowers will execute and deliver, or will cause the execution and delivery of, all applications, certifications, instruments and other documents and papers that the Bank may be required to obtain for such governmental consent, approval, registration, qualification, authorization or filing. In the event the Borrowers or any Subsidiary shall at any time or from time to time acquire or own any real property, the Borrowers will, if requested by the Bank, promptly execute and deliver, or cause to be executed and delivered, to the Bank a mortgage or deed of trust, satisfactory in form and substance to the Bank and its counsel, granting a valid first lien on such real property as security for the Loans and the other obligations of the Borrowers hereunder and under the Note.

5.7 Depository Account. Each of the Borrowers will, and will cause each Subsidiary (other than the Foreign Subsidiaries) to, maintain its principal depository account with the Bank.

5.8 Field Audits. Without limiting the provisions of subsection 5.1 hereof, the Borrowers will permit the Bank to audit the books and records and other assets of the Borrowers and their Subsidiaries at such times (during normal business hours) and in such manner and detail as the Bank deems advisable in the Bank's sole discretion. It is presently contemplated that, so long as no Event of Default has occurred and is continuing hereunder, such audits will be conducted at approximately six-month intervals. In connection with any such audit or audits, the Bank shall be allowed to verify the receivables of the Borrowers and to confirm with account debtors the validity and amount of all of the Borrowers= accounts receivable. The Borrowers shall promptly pay the Bank's standard audit fee in connection with any such audit (such fee is presently based upon a charge of $500 per person per day plus out-of-pocket expenses, but the Borrowers acknowledge that such fee may be subject to adjustment from time to time in accordance with the Bank's standard practice). So long as no Event of Default has occurred and is continuing hereunder, the Borrowers shall be obligated to pay such audit fees only in respect of the audits conducted at approximately six-month intervals as hereinabove contemplated.



Section 6.  Negative Covenants.

        So long as any of the Loans shall remain available to the Borrowers, and until the principal of and interest on the Loans and all fees due hereunder shall have been paid in full, the Borrowers agree that:

6.1 Indebtedness. The Borrowers will not, and will not permit any Subsidiary to, create, incur, assume or become or remain liable in respect of any Indebtedness, except:

        (a)    Indebtedness to the Bank;

        (b)    Subordinated Debt owing to the Parent Company;

        (c) Current Liabilities of the Borrowers or any Subsidiary (other than for borrowed money) incurred in the ordinary course of business and in accordance with customary trade practices;

        (d) Existing Indebtedness, if any, of the Borrowers or any Subsidiary referred to in Schedule 3.7 attached hereto, in not more than the respective unpaid principal amounts thereof specified in such Schedule;

        (e) Indebtedness of the Borrowers or any Subsidiary secured as permitted by, and subject to the proviso to, subparagraph (c) of subsection 6.2;

        (f) Indebtedness of the Borrowers or any Subsidiary in respect of guarantees to the extent permitted under subsection 6.3; and

        (g) Subordinated Debt (in addition to the Subordinated Debt permitted under subparagraph (b) of this subsection 6.1).

6.2 Mortgages, Liens, etc. The Borrowers will not, and will not permit any Subsidiary to, directly or indirectly, create, incur, assume or suffer to exist, any mortgage, lien, charge or encumbrance on, or security interest in, or pledge of, or conditional sale or other title retention agreement (including any Capital Lease) with respect to, any property or asset now owned or hereafter acquired by the Borrowers or any Subsidiary, except:


        (a)    Any lien securing Indebtedness to the Bank;

        (b) The existing mortgages and security interests referred to in
Schedule 3.7 attached hereto, or any renewal, extension or refunding of any such mortgage or security interest in an amount not exceeding the amount thereof remaining unpaid immediately prior to such renewal, extension or refunding;

        (c) Purchase money mortgages, liens and other security interests, including Capital Leases, created in respect of property acquired by the Borrowers or any Subsidiary after the date hereof or existing in respect of property so acquired at the time thereof, provided that (i) each such lien shall at all times be confined solely to the item or items of property so acquired, and (ii) the aggregate principal amount of Indebtedness secured by all such liens shall at no time exceed $500,000; and

        (d) Liens for taxes not yet delinquent or being contested in good faith as provided in subsection 5.4; liens in connection with workmen's compensation, unemployment insurance or other social security obligations; liens securing the performance of bids, tenders, contracts, surety and appeal bonds, liens to secure progress or partial payments and other liens of like nature arising in the ordinary course of business; mechanics', workmen's, materialmen's or other like liens arising in the ordinary course of business in respect of obligations which are not yet due or which are being contested in good faith; and other liens or encumbrances incidental to the conduct of the business of the Borrowers or any Subsidiary or to the ownership of their respective properties or assets, which were not incurred in connection with the borrowing of money or the obtaining of credit and which do not materially detract from the value of the properties or assets of the Borrowers and their Subsidiaries or materially affect the use thereof in the operation of their business.

6.3 Loans, Guarantees and Investments. The Borrowers will not, and will not permit any Subsidiary to, make or permit to remain outstanding any loan or advance to, or guarantee or endorse (except as a result of endorsing negotiable instruments for deposit or collection in the ordinary course of business) or otherwise assume or remain liable with respect to any obligation of, or make or own any investment in, or acquire (except in the ordinary course of business) the properties or assets of, any Person, except:

        (a) Extensions of credit by the Borrowers or any Subsidiary in the ordinary course of business in accordance with customary trade practices;

        (b) The presently outstanding investments, loans and advances, if any, and the presently existing guarantees, if any, referred to in Schedule 3.7 attached hereto;

        (c) Marketable direct obligations of the United States of America or any department or agency thereof maturing not more than one year from the date of issuance thereof;


        (d) Certificates of deposit, repurchase agreements, money market deposits or other similar types of investments maturing not more than one year from the date thereof and evidencing direct obligations of any bank within the United States of America the long-term debt of which is rated "Baa" or better by Moody's Investor Services, Inc. or "BBB" or better by Standard & Poor's Corporation;

        (e) Commercial paper issued by any corporation organized under the laws of the United States of America or any state thereof, rated "A-1" or better by Standard & Poor's Corporation or "P-1" or better by Moody's Investors Services, Inc., and maturing not more than nine (9) months from the date thereof;

        (f) Advances to officers and employees in the ordinary course of business for travel and similar expenses;

        (g) Loans and advances (in addition to advances permitted under subparagraph (f) of this subsection 6.3), not exceeding $500,000 in aggregate principal amount outstanding at any time, to officers and employees of the Borrowers;

        (h) Loans and advances, not exceeding $5,000,000 in aggregate principal amount outstanding at any time, to HB Capital, subject to the provisions of subsection 1.9(f) hereof , provided that no such loans or advances shall be made if at the time thereof, or after giving effect thereto, any Event of Default shall have occurred and be continuing;

        (i) Investments and advances made by the Borrowers in the ordinary course of business for the purpose of opening or acquiring offices for the conduct of their business, including offices located outside of the United States of America and investments in joint ventures and other legal entities in connection therewith, but exclusive of investments and advances made in connection with a Permitted Acquisition, provided that: (A) at the time thereof and immediately after giving effect thereto, no condition or event shall exist which constitutes, or which after notice or lapse of time or both would constitute, an Event of Default; (B) the aggregate amount of all such investments and advances shall not exceed $5,000,000 during the twelve-month period ending September 30, 1998; and (C) the aggregate amount of all such investments and advances shall not exceed $3,000,000 during the twelve-month period ending September 30, 1999 or during the twelve-month period ending on September 30 of any year thereafter; and

        (j)    Permitted Acquisitions.

6.4 Restricted Payments. The Borrowers will not directly or indirectly declare, order, pay or make any Restricted Payment or set aside any sum or property therefor if, at the time of such proposed action or immediately after giving effect thereto, any condition or event shall exist which constitutes, or which after notice or lapse of time or both would constitute, an Event of Default.


6.5 Mergers and Consolidations. The Borrowers will not, and will not permit any Subsidiary to, enter into any merger or consolidation without the prior written consent of the Bank, except for a merger in connection with a Permitted Acquisition by either of the Borrowers or any Subsidiary.

6.6 Sale of Assets. The Borrowers will not, and will not permit any Subsidiary to, sell, lease or otherwise dispose of all or any substantial part of their respective properties or assets without the prior written consent of the Bank.

6.7 Issuance of Additional Shares, etc. The Borrowers will not, and will not permit any Subsidiary to, directly or indirectly:

        (a) Issue any additional shares of capital stock or reissue any treasury shares, or options to acquire any such shares (other than directors= qualifying shares), whether now or hereafter authorized, unless (i) in the case of shares of capital stock of the Borrowers, such shares are issued to the Parent Company, and (ii) in the case of shares of capital stock of any Subsidiary, such shares are issued to either or both of the Borrowers or to another Subsidiary; or

        (b) Sell, assign, pledge or otherwise encumber or dispose of any shares of capital stock of any Subsidiary (or options to acquire any such shares).

6.8 Compliance with ERISA. The Borrowers will make, and will cause all Affiliated Companies to make, all payments or contributions to employee benefit plans required under the terms thereof and in accordance with applicable minimum funding requirements of ERISA and the Code and applicable collective bargaining agreements. The Borrowers will cause all employee benefit plans sponsored by any Affiliated Company to be maintained in material compliance with ERISA and the Code. The Borrowers will not engage, and will not permit or suffer any Affiliated Company or any Person entitled to indemnification or reimbursement from the Borrowers or any Affiliated Company to engage, in any prohibited transaction for which an exemption is not available. No Affiliated Company will terminate, or permit the PBGC to terminate, any employee benefit plan or withdraw from any multiemployer plan, in any manner which could result in material liability of any Affiliated Company.

6.9 Transactions with Affiliates. The Borrowers will not, and will not permit any Subsidiary to, directly or indirectly, enter into any lease or other transaction with any shareholder or with any Affiliate of the Borrowers or such shareholder, on terms that are less favorable to the Borrowers or such Subsidiary than those which might be obtained at the time from Persons who are not such a shareholder or Affiliate.

6.10 Observance of Subordination Provisions, etc. The Borrowers will not make, or cause or permit to be made, any payments in respect of any Subordinated Debt, in contravention of the subordination provisions contained in the evidence of such Subordinated Debt or in contravention of any written agreement pertaining thereto, nor will the Borrowers (a) amend, modify or change in any manner any of such subordination provisions without the prior written consent of the Bank or
(b) amend, modify or change in any manner adverse to the interests of the Bank any of the other provisions set forth in the agreements under which such Subordinated Debt is outstanding or contained in the evidence of such Subordinated Debt.


6.11 Environmental Liabilities. The Borrowers will not, and will not permit any Subsidiary to, violate any requirement of law, rule or regulation regarding Hazardous Materials; and, without limiting the foregoing, the Borrowers will not and will not permit any Subsidiary or any other Person to, dispose of any Hazardous Material into or onto, or (except in accordance with applicable law) from, any real property owned, leased or operated by the Borrowers or any Subsidiary or in which the Borrowers or any Subsidiary holds, directly or indirectly, any legal or beneficial interest or estate, nor allow any lien imposed pursuant to any law, regulation or order relating to Hazardous Materials or the disposal thereof to be imposed or to remain on such real property, except for liens being contested in good faith by appropriate proceedings and for which adequate reserves have been established and are being maintained on the books of the Borrowers and their Subsidiaries.

6.12 Officer Distributions. The Borrowers will not, directly or indirectly make or pay any Officer Distributions if, at the time thereof or immediately after giving effect thereto (i) the Borrowers shall fail to be in compliance with any of the provisions of section 7 hereof, or (ii) any other condition or event shall exist which constitutes, or which after notice or lapse of time or both would constitute, an Event of Default.


Section 7.  Financial Covenants.

        So long as any of the Loans shall remain available to the Borrowers, and until the principal of and interest on the Loans and all fees due hereunder shall have been paid in full, the Borrowers agree that:

7.1 Capital Base. The Borrowers will not at any time permit Capital Base to be less than $11,000,000, which minimum Capital Base amount shall increase at the end of each fiscal quarter of the Borrowers, commencing with the fiscal quarter ending September 30, 1997, by the greater of: (a) $250,000; or (b) by an amount equal to 25% of Adjusted Net Operating Income for such fiscal quarter.

7.2 Current Ratio. The Borrowers will not permit Current Assets to be less than 100% of Current Liabilities at any time.

7.3 Funded Debt; Net Operating Income. The Borrowers will not permit the aggregate principal amount of Funded Debt outstanding at any time during any fiscal quarter of the Borrowers to be greater than 250% of Net Operating Income for the twelve-month period ending on the last day of such fiscal quarter.

7.4 Fixed Charge Coverage. The Borrowers will not permit Net Operating Income for any twelve-month period ending on the last day of any fiscal quarter of the Borrowers (after restoring thereto amounts, if any, deducted in the calculation of Net Income for such period in respect of Rental Obligations) to be less than 320% of Pro Forma Fixed Charges.


7.5 Senior Liabilities; Adjusted Capital Base. The Borrowers will not permit the aggregate amount of Senior Liabilities outstanding at any time during the fiscal years of the Borrowers set forth below to exceed the respective percentages of Adjusted Capital Base indicated:


                                            Senior  Liabilities  as  a  Maximum
         Fiscal Year                        Percentage of Adjusted
         Ending December 31,                Capital Base

         1997                               150%

         1998                               130%

         1999                               120%

         2000                               120%

7.6 Billability. The Borrowers will not permit Billability to be less than 55% at any time.



Section 8.  Defaults; Remedies.

8.1 Events of Default; Acceleration. If any of the following events (each an "Event of Default") shall occur:

        (a) The Borrowers shall default in the payment of principal of or interest on any Loan or any other fee due hereunder for more than five (5) days after the same becomes due and payable, whether at maturity or at a date fixed for the payment of any installment or prepayment thereof or otherwise; or

        (b) The Borrowers shall default in the performance of or compliance with any term contained in sections 6 or 7; or

        (c) The Borrowers shall default in the performance of or compliance with any term contained herein other than those referred to above in this section 8 and such default shall not have been remedied within 30 days after written notice thereof shall have been given to the Borrowers by the Bank; or

        (d) The Borrowers, any Subsidiary or any shareholder of the Borrowers which is a party to any of the Security Documents shall default in the performance of or compliance with any term contained in the Security Documents or in the performance of or compliance with any term contained in any other written agreement with the Bank, and such default shall continue for more than the period of grace, if any, specified therein and shall not have been waived pursuant thereto; or


        (e) Any material representation or warranty made by the Borrowers herein or pursuant hereto shall prove to have been false or incorrect in any material respect when made; or

        (f) The Borrowers or any Subsidiary shall default in any payment due on any Indebtedness in respect of borrowed money, any Capital Lease or the deferred purchase price of property (if the aggregate outstanding principal amount of all such Indebtedness in default shall exceed $100,000) and such default shall continue for more than the period of grace, if any, applicable thereto, or in the performance of or compliance with any term of any evidence of such Indebtedness or of any mortgage, indenture or other agreement relating thereto, and any such default shall continue for more than the period of grace, if any, specified therein and shall not have been waived pursuant thereto; or

        (g) Either of the Borrowers or any Subsidiary shall discontinue its business or shall make an assignment for the benefit of creditors, or shall fail generally to pay its debts as such debts become due, or shall apply for or consent to the appointment of or taking possession by a trustee, receiver or liquidator (or other similar official) of such Borrower or such Subsidiary or any substantial part of the property of such Borrower or such Subsidiary, or shall commence a case or have an order for relief entered against it under the federal bankruptcy laws, as now or hereafter constituted, or any other applicable federal or state bankruptcy, insolvency or other similar law, or if either of the Borrowers or any Subsidiary shall take any action to dissolve or liquidate such Borrower or such Subsidiary; or

        (h) If, within 60 days after the commencement against either of the Borrowers or any Subsidiary of a case under the federal bankruptcy laws, as now or hereafter constituted, or any other applicable federal or state bankruptcy, insolvency or other similar law, such case shall have been consented to or shall not have been dismissed or all orders or proceedings thereunder affecting the operations or the business of such Borrower and such Subsidiary stayed, or if the stay of any such order or proceeding shall thereafter be set aside, or if within 60 days after the entry of a decree appointing a trustee, receiver or liquidator (or other similar official) of either of the Borrowers or any Subsidiary or any substantial part of the property of such Borrower or such Subsidiary, such appointment shall not have been vacated; or

        (i) A final judgment which, with other outstanding final judgments against the Borrowers and their Subsidiaries, exceeds an aggregate of $100,000 shall be rendered against either of the Borrowers or any Subsidiary and if, within 60 days after entry thereof, such judgment shall not have been discharged or execution thereof stayed pending appeal, or if, within 60 days after the expiration of any such stay, such judgment shall not have been discharged, or if any such judgment shall not be discharged forthwith upon the commencement of proceedings to foreclose any lien, attachment or charge which may attach as security therefor and before any of the property or assets of either of the Borrowers or any Subsidiary shall have been seized in satisfaction thereof; or


        (j) If any Parent Company Management Shareholder shall cease to own, directly or indirectly, at least the minimum number of shares of capital stock of the Parent Company specified for such Parent Company Management Shareholder, in Schedule 3.14 hereto (other than a Parent Company Management Shareholder who ceases to be an officer or employee of the Parent Company after the date hereof, whether by death, resignation or otherwise); or

        (k) If Henri-Claude Bailly shall for any reason, including death or disability, cease to be, or cease to perform on a full-time basis the duties of, the chief executive officer of the Parent Company, and within 120 days thereafter a successor chief executive officer reasonably acceptable to the Bank (the name of any such successor executive officer to be substituted in this subparagraph (k) in place of the name of said Henri-Claude Bailly) shall not have been appointed and assumed his or her duties as chief executive officer of the Parent Company; or

        (l) If the Parent Company shall cease to own all of the outstanding shares of capital stock of the Borrowers;

then, and in any such event, and at any time thereafter, if any Event of Default shall then be continuing, any of the following actions may be taken. The Bank may by written notice to the Borrowers, (i) declare the principal of and accrued interest in respect of the Note to be forthwith due and payable, whereupon the principal of and accrued interest in respect of the Note (together with any Fixed Rate Premium applicable thereto) shall become forthwith due and payable without presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived by the Borrowers, (ii) demand Cash Collateral in accordance with subsection 1.15(c) hereof, and/or (iii) terminate the Commitment, whereupon the Commitment of the Bank to make Loans and the undertaking of the Bank to issue Letters of Credit hereunder shall forthwith terminate without any other notice of any kind. If any Event of Default referred to in subparagraphs (g) or (h) of this subsection 8.1 shall occur, (i) the principal of and accrued interest in respect of the Note (together with any Fixed Rate Premium applicable thereto) shall forthwith become due and payable, without presentment, demand, protest or notice of any kind, all of which are hereby expressly waived by the Borrowers, (ii) the Cash Collateral shall forthwith become due and payable in accordance with subsection 1.15(c) hereof, without any notice of any kind; and (iii) the Commitment of the Bank to make Loans and the undertaking of the Bank to issue Letters of Credit hereunder shall forthwith terminate without any other notice of any kind.

8.2 Remedies on Default, etc. In case any one or more Events of Default shall occur and be continuing, the Bank may proceed to protect and enforce its rights by an action at law, suit in equity or other appropriate proceeding, whether for the specific performance of any agreement contained herein or in the Note or any Security Document, or for an injunction against a violation of any of the terms hereof or thereof, or in aid of the exercise of any power granted hereby or thereby or by law. In case of a default in the payment of any principal of or interest on the Note, or in the payment of any fee due hereunder, the Borrowers will pay to the Bank such further amount as shall be sufficient to cover the cost and expense of collection, including, without limitation, reasonable attorneys' fees, expenses and disbursements. No course of dealing and no delay on the part of the Bank in exercising any right shall operate as a waiver thereof or otherwise prejudice the Bank's rights. No right conferred hereby or by the Note or any Security Document upon the Bank shall be exclusive of any other right referred to herein or therein or now or hereafter available at law, in equity, by statute or otherwise.



Section 9. Definitions. As used herein the following terms have the following respective meanings:

               Adjusted Capital Base: at any time, the sum of (a) Capital Base and (b) the aggregate principal amount of all Subordinated Debt of the Borrowers then outstanding, all as determined on an Adjusted Consolidated Basis.

               Adjusted Consolidated Basis: as applied to any calculation hereunder, a calculation based on a consolidation which includes the Parent Company, HB Capital (so long as HB Capital is a wholly-owned subsidiary of the Parent Company and the guaranty referred to in subsection 1.9(f) hereof continues in full force and effect), the Borrowers and the Subsidiaries, but which excludes any other subsidiary or Affiliate of the Parent Company or HB Capital, and which is otherwise in accordance with generally accepted accounting principles.

               Adjusted Net Operating Income: for any period, Net Operating Income for such period, after restoring thereto amounts deducted for Discretionary Payments (without double counting Bonus Recapture, if any, included in Net Operating Income) in respect of such period, all as determined on an Adjusted Consolidated Basis.

               Affiliate: as applied to any Person, a spouse or relative of such Person, any member, director or officer of such Person, any corporation, association, firm or other entity of which such Person is a member, director or officer, and any other Person directly or indirectly controlling, controlled by or under direct or indirect common control with such Person.

               Affiliated Company:  the meaning specified in subsection 3.13.

               Available Commitment: the meaning specified in subsection 1.2(a).

               Bank:  the meaning specified at the beginning of this Agreement.

               Banking Day:  the meaning specified in subsection 2.2.

               Billability: at any time, the quotient (expressed as a percentage) of (a) Total Billable Hours for the most recently ended fiscal quarter of the Borrowers, divided by (b) Theoretical Billing Capacity for such period.

               Bonus Recapture: as of the end of each fiscal year of the Borrowers, the amount, if any, by which (a) Bonus Reserves exceeds (b) Permitted Officer Distributions.

               Bonus Reserves: as applied to any fiscal year of the Borrowers, the amount deducted in the computation of Net Income for such fiscal year in respect of reserves established on the books of the Borrowers for Officer Distributions.

               Borrower or Borrowers: the meanings specified at the beginning of this Agreement.

               Borrowing Base:  an amount equal to 85% of Eligible Receivables.

               Borrowing Base Certificate: the meaning specified in subsection 5.1(e).

               Capital Base: the sum of the following (determined on an Adjusted Consolidated Basis): (a) shareholders' equity of the Parent Company and its subsidiaries, including without limitation the net proceeds to the Parent Company of the Parent Company Offering; and (b) amounts reserved on the books of the Parent Company and its subsidiaries for the payment of bonuses and profit sharing to officers who are shareholders of the Parent Company.

               Capital Expenditure: any payment made directly or indirectly for the purpose of acquiring or constructing fixed assets, real property or equipment which in accordance with generally accepted accounting principles would be added as a debit to the fixed asset account of the Person making such expenditure, including, without limitation, amounts paid or payable under any conditional sale or other title retention agreement or under any lease or other periodic payment arrangement which is of such a nature that payment obligations of the lessee or obligor thereunder would be required by generally accepted accounting principles to be capitalized and shown as liabilities on the balance sheet of such lessee or obligor.

               Capital Lease: any lease of property (real, personal or mixed) which, in accordance with generally accepted accounting principles, should be capitalized on the lessee's balance sheet or for which the amount of the asset and liability thereunder as if so capitalized should be disclosed in a note to such balance sheet.

               Cash Collateral:  the meaning specified in subsection 1.15(c).

               Code:  the meaning specified in subsection 3.13.

               Collateral:  the meaning specified in subsection 1.9.

               Commitment:  the meaning specified in subsection 1.1.

               Commitment Fee:  the meaning specified in subsection 1.6.

               Consulting: the meaning specified at the beginning of this Agreement. Consulting was formerly known as AHagler Bailly Pro Forma, Inc.@

               Current Assets: all assets of the Parent Company and its subsidiaries which may be properly classified as current assets in accordance with generally accepted accounting principles, determined on an Adjusted Consolidated Basis, provided that Current Assets shall not include any amounts attributable to services or other work in process which has not been billed to clients.

               Current Liabilities: all liabilities of the Parent Company and its subsidiaries which may be properly classified as current liabilities in accordance with generally accepted accounting principles, determined on an Adjusted Consolidated Basis, provided that Current Liabilities shall not include any liabilities to third parties who are not officers, employees or Affiliates of the Parent Company and its subsidiaries to the extent such liabilities are attributable to services or other work in process which have not been billed to clients and which have been excluded from the computation of Current Assets in accordance with the definition of that term, and provided, further that Current Liabilities shall include up to $6,000,000 of the unpaid principal of the Loans (whether or not due within twelve months).

               Discretionary Payments: for any period, the aggregate amount of all bonuses and other discretionary payments, including profit sharing, incentive compensation or similar arrangements, reimbursement of expenses and the like, accrued or payable by the Parent Company and its subsidiaries, determined on an Adjusted Consolidated Basis, to officers and management employees in respect of such period (whether or not the actual payment thereof is made during such period or during a subsequent period).

               Eligible Foreign Clients: clients of the Borrowers whose place of business is outside of the United States of America, but whose obligations to the Borrowers are payable in U.S. dollars and are funded, underwritten or otherwise supported by an international financial development or investment institution which is included in the international listing of Thompson Bank Directory and whose long term debt is rated "AAA" by Thompson Bank Watch and whose short term debt is rated "TBW-1" by Thompson Bank Watch (where such rating may apply).

               Eligible Receivables: the gross amount, as reflected on the Borrowers= books in accordance with generally accepted accounting principles consistently applied, of outstanding accounts receivable of the Borrowers with respect to amounts due in the ordinary course of the Borrowers= businesses from account debtors whose principal place of business is within the United States of America and from Eligible Foreign Clients, which amounts have been invoiced to account debtors and are not outstanding more than 90 days past the invoice date (it being acknowledged by the Borrowers that a reinvoiced amount to the same account debtor shall be deemed outstanding from the date of the original invoice therefor), as to which the Bank has a valid and perfected first priority security interest under all applicable law and as to which the Borrowers have furnished reasonably detailed information to the Bank in a Borrowing Base Certificate, determined after deducting from the aggregate amount thereof (i) all payments, adjustments and credits of all kinds against such accounts receivable, and (ii) all amounts due thereon considered by and in the reasonable discretion of the Bank to be uncollectible by reason of rejection or other disputes, insolvency of the account debtor (however evidenced), or any other legitimate reason and further excluding any accounts receivable arising out of transactions with Affiliates of the Borrowers or with respect to which there shall exist any deposits, liens (including liens securing any bonds), payables, discounts, retentions, aged credit balances or other similar offsets or reductions, all as determined by the Lender in its reasonable discretion. Without limiting the foregoing, it is expressly agreed that in the event fifty percent (50%) or more of the accounts receivable owed by any account debtor (including Affiliates of such account debtor) are more than 120 days past the invoice date, then none of the accounts receivable owing by such account debtor or by any Affiliate of such account debtor shall constitute Eligible Receivables. Without limiting the foregoing, the term AEligible Receivables@ shall not include accounts receivable owned by any Foreign Subsidiary.


               ERISA:  the meaning specified in subsection 3.13.

               Event of Default:  the meaning specified in section 8.

               Expiration Date: September 30, 2000, or such later date or dates as may be established by mutual agreement of the Borrowers and the Bank as hereinafter provided. Not earlier than 90 days, nor later than 60 days, prior to the Extension Agreement Date (as hereinafter defined), the Borrowers may by written notice to the Bank request that the Expiration Date then in effect hereunder be extended for an additional period of one (1) year. Upon the receipt of any such request, the Bank shall notify the Borrowers in writing not later than 15 days prior to the Extension Agreement Date whether or not the Bank is willing to extend the Expiration Date as so requested. If the Bank so notifies the Borrowers that it is willing to extend the Expiration Date as requested, the parties shall enter into a written agreement extending the Expiration Date for an additional period of one (1) year. If the Bank is unwilling to extend the Expiration Date as so requested, or if the Bank shall fail to respond to the Borrowers request as aforesaid, the Commitment shall expire on the Expiration Date then in effect and the entire unpaid principal of and interest on the Loans shall be due and payable on such Expiration Date. Nothing herein shall be deemed to constitute an obligation or commitment on the part of the Borrowers or the Bank to agree to any such extension of the Expiration Date, the entering into of any such agreement to be within the respective discretion of each of them. For purposes of this definition, the term "Extension Agreement Date" shall mean, at any time, the date which is one year prior to the Expiration Date then in effect hereunder.

               Foreign Subsidiary: any Subsidiary organized under the laws of any jurisdiction other than the United States of America or a political subdivision thereof.

               Funded Debt: at any time, the aggregate principal amount of all outstanding Indebtedness, (without duplication) of the Parent Company and its subsidiaries (including Subordinated Debt of the Borrowers), determined in accordance with generally accepted accounting principles on an Adjusted Consolidated Basis, which Indebtedness matures twelve months or more from the date of creation thereof, which is directly or indirectly renewable or extendable at the option of the debtor, by its terms or by the terms of any instrument or agreement relating thereto, to a date twelve months or more from the date of creation thereof, or which is incurred under a revolving credit, line of credit or similar agreement obligating the lender or lenders to extend credit over a period of twelve months or more, provided that, for purposes of this definition, "Funded Debt" shall include an amount equal to the outstanding principal of the Loans (whether or not due within twelve months) minus the amount of all net collected cash balances maintained by the Borrowers on deposit in demand deposit accounts with the Bank at such time.


               Hazardous Material: (a) any asbestos or insulation or other material composed of or containing asbestos and (b) any petroleum product and any hazardous, toxic or dangerous waste, substance or material defined as such in (or for purposes of) the Comprehensive Environmental Response, Compensation and Liability Act, any so-called "Superfund" or "Superlien" law, or any other applicable federal, state, local or other statute, law, ordinance, code, rule, regulation, order or decree regulating, relating to, or imposing liability or standards of conduct concerning, any hazardous, toxic or dangerous waste, substance or material, as now or at any time hereafter in effect.

               HB Capital:  HB Capital, Inc., a Delaware corporation.

               Indebtedness: as applied to any Person, (i) all items (except items of capital or surplus or of retained earnings) which in accordance with generally accepted accounting principles would be included in determining total liabilities as shown on the liability side of the balance sheet of such Person as of the date of which Indebtedness is to be determined, including any Capital Lease, (ii) all indebtedness secured by any mortgage, pledge, lien or conditional sale or other title retention agreement to which any property or asset owned or held by such Person is subject, whether or not the indebtedness secured thereby shall have been assumed, and (iii) all indebtedness of others which such Person has directly or indirectly guaranteed, endorsed (otherwise than for collection or deposit in the ordinary course of business), discounted or sold with recourse or agreed (contingently or otherwise) to purchase or repurchase or otherwise acquire, or in respect of which such Person has agreed to supply or advance funds (whether by way of loan, stock purchase, capital contributions or otherwise) or otherwise to become directly or indirectly liable.

               Interest Expense: for any period, the aggregate amount (determined in accordance with generally accepted accounting principles on an Adjusted Consolidated Basis) of interest paid or payable during such period by the Parent Company and its subsidiaries in respect of all Indebtedness for borrowed money, Capital Leases and the deferred purchase price of property.

               Letter or Letters of Credit: the meanings specified in subsection 1.15(a).

               Letter of Credit Fee: the meaning specified in subsection 1.5(b).

               Licenses:  the meaning specified in subsection 3.5.

               Loan or Loans:  the meanings specified in subsection 1.2(a).

               Net Income: net income (or loss), excluding extraordinary items, of the Parent Company and its subsidiaries for the period in question, determined in accordance with generally accepted accounting principles on an Adjusted Consolidated Basis.

               Net Operating Income: for any period, Net Income for such period (after giving effect to the deduction of any Discretionary Payments in the computation of Net Income for such period), after restoring thereto amounts deducted for (a) depreciation and amortization; (b) Interest Expense (less any interest income included in the calculation of Net Income for such period); (c) taxes in respect of income and profits paid during such period; and (d) the Non-Recurring Expense, all as determined on an Adjusted Consolidated Basis. As applied to any fiscal year of the Borrowers, Net Operating Income shall also include the amount of any Bonus Recapture attributable to such fiscal year.

               Non-Recurring Expense: the non-recurring, non-cash compensation expense of approximately $6,200,000 incurred by the Parent Company for the fiscal year ending December 31, 1996, as set forth in the financial statements delivered to the Bank for such period pursuant to subsection 5.1(a) hereof.

               Note:  the meaning specified in subsection 1.3.

               Officer Distributions: cash payments to officers of the Borrowers in respect of bonuses, incentive compensation or similar arrangements (but exclusive of payments of salary in the ordinary course of business).

               Parent Company:  Hagler Bailly, Inc., a Delaware corporation.

               Parent Company Management Shareholders: the meaning specified in subsection 3.14.

               Parent Company Offering: the meaning specified in subsection 4.5(b).

               PBGC:  the meaning specified in subsection 3.13.

               Permitted Acquisition: either a Regular Permitted Acquisition or a Special Permitted Acquisition.

               Permitted Officer Distributions: as applied to any fiscal year of the Borrowers, the amount of Officer Distributions which may be made by the Borrowers in respect of such fiscal year in compliance with the provisions of subsection 6.12 hereof.

               Person: a corporation, an association, a partnership, a joint venture, an organization, a business, an individual, a government or political subdivision thereof or a governmental agency.


               Prime Rate: the per annum rate of interest announced from time to time by the Bank as its "prime rate".

               Prior Credit Agreement: that certain Credit Agreement dated as of May 17, 1995, as amended, between Hagler Bailly Services, Inc. (formerly known as Hagler Bailly Consulting, Inc.) and the Bank.

               Pro Forma Fixed Charges: the maximum aggregate amount (determined in accordance with generally accepted accounting principles on an Adjusted Consolidated Basis) payable or guaranteed by the Parent Company and its subsidiaries for the period of four (4) consecutive fiscal quarters immediately following the date as of which Pro Forma Fixed Charges is to be determined on account of: (a) Interest Expense; and (b) Rental Obligations.

               Regular Permitted Acquisition: any investment by a Borrower or any Subsidiary (other than a Foreign Subsidiary) in the form of an acquisition of the entire ownership interest (whether by the acquisition of capital stock or other ownership interest) or all or substantially all of the assets, or any combination thereof, of any other Person if such acquisition meets all of the following requirements:

               (a) The Person to be acquired shall be engaged in the same line of business as the Borrowers and their Subsidiaries;

               (b) A Borrower or a Subsidiary (other than a Foreign Subsidiary) shall be the surviving Person;

               (c) Any additional Security Documents, or amendments to existing Security Documents, required by subsection 1.9 or 5.6 hereof (including, without limitation, Uniform Commercial Code financing statements) shall have been duly executed and delivered to the Bank and the same shall be satisfactory in form to the Bank and its counsel;

               (d) At the time of such acquisition and immediately after giving effect thereto, no condition or event shall exist which constitutes, or which after notice or lapse of time or both would constitute, an Event of Default, and concurrently with such acquisition, the Bank shall have been furnished with a certificate of a Responsible Officer of each of the Borrowers as to the matters stated in this subparagraph (d); and

               (e) The aggregate amount of all such investments by the Borrowers and their Subsidiaries during any fiscal year of the Borrowers shall not exceed $3,000,000.

               Rental Obligations: the maximum fixed rentals paid or payable by a lessee under any lease during a specified period, excluding amounts paid or payable on account of maintenance, ordinary repairs, insurance, taxes, assessments and other similar charges, whether or not designated as rental or additional rental.


               Responsible Officer: as applied to any Borrower, the chief executive officer, chief financial officer or corporate controller of such Borrower.

               Restricted Payment: (a) any dividend or other distribution, direct or indirect, on or on account of any shares of any class of stock of either of the Borrowers now or hereafter outstanding, and (b) any redemption, purchase or other acquisition, direct or indirect, of any shares of any class of stock of either of the Borrowers now or hereafter outstanding or of any warrants or rights to purchase any such stock (including without limitation the repurchase of any such stock or warrant or any refund of the purchase price thereof in connection with the exercise by the holder thereof of any right of rescission or similar remedies with respect thereto).

               Security Documents:  the meaning specified in subsection 1.9.

               Senior Liabilities: all liabilities of the Parent Company and its subsidiaries, determined in accordance with generally accepted accounting principles on an Adjusted Consolidated Basis, other than Subordinated Debt of the Borrowers.

               Services: the meaning specified at the beginning of this Agreement. Services was formerly known as AHagler Bailly Consulting, Inc.@

               Special Permitted Acquisition: any investment by a Borrower or any Subsidiary (other than a Foreign Subsidiary) in the form of an acquisition (other than a Regular Permitted Acquisition) of the entire ownership interest (whether by the acquisition of capital stock or other ownership interest) or all or substantially all of the assets, or any combination thereof, of any other Person if such acquisition meets all of the following requirements:

               (a) The Person to be acquired shall be engaged in the same line of business as the Borrowers and their Subsidiaries;

               (b) A description of the acquisition (including, without limitation, a description of the Person or assets to be acquired, the purchase price, the manner of acquisition, the payment structure and any other terms and conditions reasonably required by the Bank) shall have been delivered to the Bank not less than 15 days prior to the consummation of the acquisition;

               (c) A Borrower or a Subsidiary (other than a Foreign Subsidiary) shall be the surviving Person;

               (d) Any additional Security Documents, or amendments to existing Security Documents, required by subsection 1.9 or 5.6 hereof (including, without limitation, Uniform Commercial Code financing statements) shall have been duly executed and delivered to the Bank and the same shall be satisfactory in form to the Bank and its counsel;


               (e) The historical financial statements of the Person to be acquired, if applicable, for the most recent fiscal year of such Person, in form and substance satisfactory to the Bank, shall have been delivered to the Bank not less than 15 days prior to the consummation of the acquisition;

               (f) The Borrowers shall have delivered to the Bank not less than 15 days prior to the consummation of the acquisition, in form and substance satisfactory to the Bank, a projected balance sheet and projected statements of income and shareholders= equity and cash flows of the Borrowers and their Subsidiaries giving effect to such acquisition (including, without limitation, a summary of assumptions and pro forma adjustments made in connection therewith) for the ensuing fiscal year;

               (g) The Borrowers shall have delivered to the Bank not less than 15 days prior to the consummation of the acquisition a compliance certificate substantially in the form of Exhibit B attached hereto signed by a Responsible Officer of each of the Borrowers and demonstrating, on a pro forma basis, compliance with the provisions of this Agreement indicated therein; and

               (h) At the time of such acquisition and immediately after giving effect thereto, no condition or event shall exist which constitutes, or which after notice or lapse of time or both would constitute, an Event of Default, and concurrently with such acquisition, the Bank shall have been furnished with a certificate of a Responsible Officer of each of the Borrowers as to the matters stated in this subparagraph (h).

               Subordinated Debt: (a) the existing Indebtedness of the Borrowers, if any, which is designated as "Subordinated Debt" in Schedule 3.7 attached hereto, and (b) any other Indebtedness of the Borrowers consented to in writing by the Bank which matures in its entirety later than the Expiration Date and by its terms (or by the terms of the instrument under which it is outstanding and to which appropriate reference is made in the instrument evidencing such Subordinated Debt) is made subordinate and junior in right of payment to the Loans and to the Borrowers= other obligations to the Bank hereunder and under the Note by provisions satisfactory in form and substance to the Bank and its counsel. As used in the Agreement, the term "Subordinated Debt" shall not be deemed to include any Indebtedness (whether or not subordinated) of the Parent Company, HB Capital or any subsidiary of either of them, other than the Borrowers.

               Subsidiary: any corporation of which more than 50% of the outstanding Voting Stock (other than director's qualifying shares) is at the time owned by either of the Borrowers or by one or more Subsidiaries or by either of the Borrowers and one or more Subsidiaries.

               Theoretical Billing Capacity: for any fiscal quarter of the Borrowers, the amount accrued on the Borrowers= books for payroll expense for such period in respect of all employees of the Borrowers.


               Total Billable Hours: for any fiscal quarter of the Borrowers, the amount accrued on the Borrowers= books for billable services rendered to clients by professionals and employees of the Borrowers during such period.

               Total Debt: all Indebtedness of the Parent Company and its subsidiaries (without duplication) in respect of borrowed money, Capital Leases and the deferred purchase price of property, including Subordinated Debt of the Borrowers, all as determined on an Adjusted Consolidated Basis.

               Transaction Fee:  the meaning specified in subsection 1.5.

               Voting Stock: stock having ordinary voting power to elect a majority of the board of directors of the corporation in question, irrespective of whether or not at the time stock of any class or classes of such corporation shall have or might have voting power by reason of the happening of any contingency.


Section 10. Setoffs, etc. If either of the Borrowers becomes insolvent, howsoever evidenced, or any Event of Default occurs, any Indebtedness from the Bank to the Borrowers or any Subsidiary may, without regard to the value of the Collateral, be offset and applied toward the payment of any Indebtedness from the Borrowers to the Bank, whether or not such Indebtedness, or any part thereof shall then be due.


Section 11.  Expenses; Indemnification.

        (a) Whether or not the transactions contemplated hereby shall be consummated, the Borrowers jointly and severally agree (i) to pay all reasonable expenses, including reasonable fees and disbursements of counsel for the Bank, which the Bank has incurred or may hereafter incur in connection with the preparation of this Agreement, the Security Documents, the Note and all other documents related hereto (including any amendment, consent or waiver hereafter requested by either of the Borrowers hereunder or thereunder) and the transactions contemplated hereby or the enforcement of the rights of the Bank hereunder or under the Note or the Security Documents in the event of a default hereunder or thereunder, (ii) to pay all taxes and fees (including interest and penalties, but excluding taxes on the net income of the Bank), including, without limitation, all recording and filing fees, transfer and documentary stamp and similar taxes, which may be payable in respect of the execution and delivery of this Agreement, the Security Documents, the Note and all other documents related hereto (including any amendment, consent or waiver hereafter requested by either of the Borrowers hereunder or thereunder) and to indemnify the Bank and hold the Bank harmless against any loss or liability resulting from non-payment or delay in payment of any such tax, and (iii) to pay the Bank's audit fee in the amount of $750 for the field audit conducted by the Bank in connection with the Borrowers application for credit hereunder.


        (b) The Borrowers, jointly and severally, will indemnify the Bank, its directors, officers and employees and each other Person, if any, who controls the Bank, and will hold the Bank and such other Persons harmless from and against any and all claims, damages, losses, liabilities, judgments and expenses (including without limitation all reasonable fees and expenses of counsel and all expenses of litigation or preparation therefor) which the Bank or such other Persons may incur or which may be asserted against the Bank or such other Persons in connection with or arising out of any investigation, litigation or proceeding involving the Borrowers or any shareholder or any Affiliate of the Borrowers or any such shareholder (including compliance with or contesting of any subpoenas or other process issued against the Bank, or any director, officer or employee of the Bank, or any Person, if any, who controls the Bank in any proceeding involving the Borrowers or any shareholder or any Affiliate of the Borrowers or any such shareholder), whether or not the Bank is party thereto, other than claims, damages, losses, liabilities or judgments with respect to any matter as to which the Bank or such other Person seeking indemnity shall have been finally adjudicated not to have acted in good faith. Promptly upon receipt by any indemnified party hereunder of notice of the commencement of any action, such indemnified party shall, if a claim in respect thereof is to be made against the Borrowers hereunder, notify the Borrowers in writing of the commencement thereof.


Section 12. Waivers. The Bank's failure to insist upon the strict performance of any term, condition or other provision of this Agreement, the Security Documents or the Note or to exercise any right or remedy hereunder or thereunder shall not constitute a waiver by the Bank of any such term, condition or other provision or default or Event of Default in connection therewith; and any waiver of any such term, condition or other provision or of any such default or Event of Default shall not affect or alter this Agreement, the Security Documents or the Note, and each and every term, condition and other provision of this Agreement, the Security Documents and the Note shall, in such event, continue in full force and effect and shall be operative with respect to any other then existing or subsequent default or Event of Default in connection therewith.

Section 13.  Miscellaneous.


13.1  Notices, etc.

        (a) All notices (other than notices in respect of borrowings and prepayments, but including requests for extension of the Expiration Date) and other communications hereunder shall be in writing and shall be personally delivered or sent by telecopier or by first class mail, postage prepaid, as follows:



               (i)   If to the Bank:

                     State Street Bank and Trust Company
                     225 Franklin Street
                     Boston, Massachusetts 02110
                     Attention:  Linda A. Moulton
                                   Vice President
                     Telecopier no.:  617-664-4176

                     with a copy to:

                     Allen M. Bornheimer, Esquire
                     Choate, Hall & Stewart
                     Exchange Place
                     53 State Street
                     Boston, Massachusetts  02109
                     Telecopier no.:  617-248-4000

               (ii)  If to the Borrowers:

                     Hagler Bailly Consulting, Inc.
                     Hagler Bailly Services, Inc.
                     1530 Wilson Boulevard
                     Suite 900
                     Arlington, Virginia  22209-2406
                     Attention:  Daniel M. Rouse
                                  Vice President and
                                  Chief Financial Officer
                     Telecopier no.:  703-351-0342
                     with a copy to:


                     Stephen V.R. Whitman, Esq.
                     Vice President and General Counsel
                     Hagler Bailly, Inc.
                     1530 Wilson Boulevard
                     Suite 900
                     Arlington, VA  22209-2406
                     Telecopier No.:  703-351-0342

or to such other address or addresses as the party to whom such notice is directed may have designated in writing to the other party hereto. A notice shall be deemed to have been given upon the earlier to occur of (i) three (3) days after the date on which it is deposited in the U.S. mails or (ii) receipt by the party to whom such notice is directed.

        (b) Notices to the Bank in respect of borrowings and prepayments of the Loans shall be delivered in accordance with the applicable provisions hereof, addressed to the Bank at:

                     State Street Bank and Trust Company
                     225 Franklin Street
                     Boston, Massachusetts 02110
                     Attention:  Sheila Metcalf
                     Telephone no.:  617-664-3661
                     Telecopier no.:  617-664-3178
                     Telex: 200139
                     Call Back:  STATE UR

or to such other address as the Bank may designate in writing to the Borrowers.

 Calculations hereunder shall be made and financial data required hereby shall be prepared, both as to classification of items and as to amounts, in accordance with generally accepted accounting principles and practices which principles and practices shall be consistently applied and in conformity with those used in the preparation of the financial statements referred to herein.

13.3 Survival of Agreements, etc. This Agreement shall inure to the benefit of the Bank and its successors and assigns including any subsequent holder or holders of the Note, and the term "Bank" shall include any such holder or holders whenever the context permits. All agreements, representations and warranties made herein shall survive the execution and delivery of this Agreement and the making of the Loans hereunder.

13.4 Counterparts, etc. This Agreement may be executed in any number of counterparts and by the different parties hereto on separate counterparts, each of which when so executed and delivered shall be an original, but all the counterparts shall together constitute one and the same instrument.


13.5 Entire Agreement, etc. This Agreement constitutes the entire contract between the parties hereto and shall supersede and take the place of any other instrument purporting to be an agreement of the parties hereto relating to the transactions contemplated hereby. This Agreement may not be changed orally but only by an agreement in writing signed by the party against whom any waiver, change, modification or discharge is sought.

13.6 Obligations Joint and Several. Consulting and Services shall be jointly and severally liable for the obligations of the Borrowers under this Agreement, the Note and the Security Documents to which either of them is a party, howsoever such obligations may be incurred. Unless the context shall otherwise clearly indicate, references herein and in the Note and the Security Documents to the ABorrowers@ or to any ABorrower@ with respect to any of the aforesaid obligations shall mean each of Consulting and Services on a joint and several basis.

13.7 Governing Law; Jurisdiction; Waiver of Jury Trial. This Agreement and the Note, including the validity thereof and the rights and obligations of the parties hereunder and thereunder, shall be construed in accordance with and governed by the laws of the Commonwealth of Massachusetts. Each of the Borrowers, to the extent that it may lawfully do so, hereby consents to service of process, and to be sued, in the Commonwealth of Massachusetts and consents to the jurisdiction of the courts of the Commonwealth of Massachusetts and the United States District Court for the District of Massachusetts, as well as to the jurisdiction of all courts to which an appeal may be taken from such courts, for the purpose of any suit, action or other proceeding arising out of any of its obligations hereunder or under the Note or with respect to the transactions contemplated hereby or thereby, and expressly waives any and all objections it may have as to venue in any such courts. Each of the Borrowers further agrees that a summons and complaint commencing an action or proceeding in any of such courts shall be properly served and shall confer personal jurisdiction if served personally or by certified mail to it at its address provided in subsection 13.1 or as otherwise provided under the laws of the Commonwealth of Massachusetts. Each of the Borrowers irrevocably waives all right to a trial by jury in any proceeding hereafter instituted by or against the Borrowers in respect of this Agreement, the Note, the Security Documents, or any other documents executed in connection herewith or therewith.

13.8 Termination of Prior Credit Agreement. This Agreement supersedes and replaces the Prior Credit Agreement. Upon execution and delivery of this Agreement, the Prior Credit Agreement shall be terminated and of no further force or effect except for: (a) the payment and discharge by Services of its then existing obligations thereunder; and (b) provisions of the Prior Credit Agreement which are stated to survive its termination.

        IN WITNESS WHEREOF, the parties hereto have executed this Agreement as a sealed instrument as of the date first above written.

                         HAGLER BAILLY CONSULTING, INC.

                                   By:  /s/  Daniel M. Rouse
                                       --------------------------
                                       Senior Vice President, CFO,
                                       Treasurer and Secretary
                         ------------------------------------------------------
                                                                        (Title)


                          HAGLER BAILLY SERVICES, INC.

                                   By:  /s/  Daniel M. Rouse
                                        ---------------------------
                                        Senior Vice President,
CFO,                                    Treasurer and Secretary
                         ------------------------------------------------------
                                                                         (Title)



                                   STATE STREET BANK AND TRUST COMPANY

                                   By:  /s/  Linda Moulton
                                        ---------------------------
                                        Vice President
                         ------------------------------------------------------
                                                                         (Title)


                                       43


                             PROMISSORY NOTE

--------------------------------------------------------------------------------------------
 Principal   Loan Date    Maturity   Loan No   Call   Collateral  Account  Officer  Initials
--------------------------------------------------------------------------------------------
$900,000.00  08-21-1997  08-21-1999  9008949              208     9008949   gs196
--------------------------------------------------------------------------------------------
References in the shaded area are for Lender's use only and do not limit the applicability of this document to any particular loan or item.
--------------------------------------------------------------------------------------------

Borrower: Colonial Downs Holdings, Inc.     Lender: Citizens and Farmers Bank
          3610 North Court House Road               Administratlon
          Providence Forge, VA 23140                P. O. Box 391
                                                    802 Main Street
                                                    West Point, VA 23181

================================================================================

                                IMPORTANT NOTICE


THIS INSTRUMENT CONTAINS A CONFESSION OF JUDGEMENT PROVISION WHICH CONSTITUTES A WAIVER OF IMPORTANT RIGHTS YOU MAY HAVE AS A DEBTOR AND ALLOWS THE CREDITOR TO OBTAIN A JUDGEMENT AGAINST YOU WITHOUT ANY FURTHER NOTICE.


================================================================================

Principal Amount: $900,000.00 Date of Note: August 21, 1997

PROMISE TO PAY. Colonial Downs Holdings, Inc. ("Borrower") promises to pay to Citizens and Farmers Bank ("Lender"), or order, in lawful money ot the Untted States ot America, the principal amount ot Ntne Hundred Thousand & 00/100 Dollars (S900,000.00), together with interest on the unpaid principal balance from August 21, 1997, until paid in full.

PAYMENT. SubJect to any payment changes resulting trom changes in the Index, Borrower will pay this loan in accordance with the following payment schedule:

        23 consecutive monthly principal payments ol S15,000.00 each, beginning September 21, 1997, with Interest calculated on the unpaid principal balances at an Interest rate ot 1.000 percenbge points over the Index described below; 23 consecutive monthly Interest payments, beginning September 21, 1997, with Interest calculated on the unpaid prtacipal balances at an interest rate ot
1.000 percentage points over the Index described below, and 1 prlocipal and Interest payment In the Initlal amount ot S559,540.21 on August 21, 1999, with Interest calculated on the unpaid prlacipal balances at an Interest rate ot
1.000 percentage polots over the Index described below. This estimated final payment Is based on the assumption thst all payments will be made exactly as scheduled and that the Index does not change; the actual flnal payment will be tor all principal and accrued Interest not yet paid, together with any other unpaid amounts under this Note.

Interest on this Note is computed on a 365/360 simple interest basis; that is, by applying the ratio of the annual interest rate over a year of 360 days, multiplied by the outstanding principal balance, multiplied by the actual number of days the principal balance is outstanding. Borrower will pay Lender at Lender's address shown above or at such other place as Lender may designate in wnting. Uniess otherwise agreed or required by applicable law, payments will be applied first to accrued unpaid interest, then to principal, and any remaining amount to any unpaid collechon costs and late charges.

VARIABLE INTEREST RATE. The interest rate on this Note is subject to change from time to time based on changes in an independent index which is the Pnme rate as published in the Wall Street Journal (the ~Indexn). The Index is not necessanly the lowest rate charged by Lender on its loans. If the Index becomes unavailable dunog the term of this loan, Lender may designate a substitute index after notice to Bonrower. Lender will tell 8Onrower the current Index rate upon Bonrower's request. Borrower understands that Lender may make loans based on other rates as weli. The interest rate change will not occur more often than each time Wall Street Journal Pnme Rate changes. The Index currently Is 8.500% per annum. The Interest rate or rstes to be applied to the unpaid prtncipal balance ot tints Note will be the rate or rates set forth above in the "Payment" section. NOTICE: Under no circumstances will the interest rate on this Note be more than the maximum rate allowed by applicable law. Whenever increases occur in the interest rate, Lender, at its option, may do one or more of the following: (a) increase Bonrower's payments to ensure Borrower's loan will pay off by its onginal final matunty date, (b) increase Bonrower's payments to cover accruing interest, (c) increase the number of Bonrower's payments, and (d) continue Bonrower's payments at the same amount and increase Bonrower's final payment.

PREPAYMENT; MINIMUM INTEREST CHARGE. Bonower agrees that all loan fees and other prepaid finance charges are earned fully as of the date of the loan and will not be subject to refund upon early payment (whether voluntary or as a result of default), except as otherwise required by law. In any event, even upon full prepayment of this Note, Bonower understands that Lender is entiHed to a mintmum interest charge ot S25.00. Cther than Bonower's obligation to pay any minimum interest charge, Bonower may pay without penalty all or a portion of the amount owed earlier than it is due. Early payments will not, unless agreed to by Lender in wndng, relieve Bonower of Bonower's obligation to continue to make payments under the payment schedule. Rather, they will reduce the pnncipal balance due and may result in Bonower making fewer payments.

LATE CHARGE. If a payment is 7 days or more late, Bonower will be charged 5.000% ot the unpaid portton of the regularly scheduled payment or S1.00, whtchever is greater.

DEFAULT. Bonower will be in default if any of the following happens: (a) Bonower fails to make any payment when due. (b) Bonower breaks any promise Bonower has made to Lender, or Bonower fails to comply with or to perform when due any other term, obligation, covenant, or condihon contained in this Note or any agreement related to this Note, or in any other agreement or loan Bonower has with Lender.
(c) Borrower defaults under any loan, extension of credit, secunty agreement, purchase or sales agreement, or any other agreement, in favor of any other creditor or person that may matenally affect any of Bonower's property or Bonower's ability to repay this Note or perform Bonower's obligahons under this Note or any of the Related Documents. (d) Any representation or statement made or furnished to Lender by Bonower or on Bonower's behalf is false or misleading in any matenal respect either now or at the hme made or furnished. (e) Bonower becomes insolvent, a receiver is appointed for any part of Bonower's property, Bonower makes an assignment for the benefit of creditors, or any proceeding is commenced either by Bonower or against Bonower under any bankruptcy or insolvency laws. (f) Any creditor tnes to take any of Bonower's property on or in which Lender has a lien or secunty interest. This ir~cludes a garnishment of any of Bonower's accounts with Lender. (9) Any guarantor dies or any of the other events descnbed in this default sechon - -.curs with respect to any guarantor of this Note. (h) A material adverse change occurs in Bonower's financial conditiorl, or Lender believes the ~spect of payment or performance of the Indebtedness is impaired.

RIDER'S RlGHTS. Upon default, Lender may declare the entire unpaid pnocipal balance on this Note and all accrued unpaid interest, together with !her applicable fees, costs and charges, if any, immediately due and payable, without notice, and then Bonower will pay that amount. Upon

        .It, including failure to pay upon final matunty, Lender, at its option, may also, if permitted under applicable law, increase the variable interest rate o,. - Note by 4.000 percentage points. The interest rate will not exceed the maximum rate permitted by applicable law. Furthermore, subject to any limit~ ~der applicable law, upon default, Bonower also agrees to pay Lender's attorneys, fees, and all of Lender's other collechon expenses, whether

r not . -? is a lawsuit and including without limitation legal expenses for bankruptcy proceedings. This Note shall be governed by, construed and forcea accordance with the laws of the Commonweaith of Virginia. Lender and Bonower hereby waive the nght to any jury tnal in any achon, ~eea~- ar counterclaim brought by either party against the other.

08-21-1997                             PROMISSORY NOTE                  Page 2
Loan No 9008949                            (Continued)

================================================================================

CONFESSION OF JUDGMENT. Upon a default in payment of the Indebtedness at maturity, whether by acceleration or otherwise, Bonrower hereby irrevocably authorizes and empowers James H. Hudson, lil as Bonower's attorney-in-fact to appear in the King William County clerk's offlce and to confess judgment against Borrower for the unpaid amount of this Note as evidenced by an affidavit signed by an offlcer of Lender setting forth the amount then due, plus attorneys'fees as provided in this Note, plus costs of suit, and to release all errors, and waive all rights of appeal. If a copy of this Note, verified by an affidav~t, shall have been filed in the proceeding, it will not be necessary to file the original as a warrant of attorney. Bonower waives the right to any stay of execution and the benefit of all exemption laws now or hereafter in effect. No single exercise of the foregoing wanant and power to confess judgment will be deemed to exhaust the power, whether or not any such exercise shall be held by any court to be invalid, voidable, or void; but the power will continue undiminished and may be exercised from time to time as Lender may elect until all amounts owing on this Note have been paid in full.

DISHONORED ITEM FEE. Borrower will pay a fee to Lender of 525.00 if Bonower makes a payment on Borrower's loan and the check or preauthonzed charge with which Borrower pays is later dishonored.

RIGHT OF SETOFF. Bonower grants to Lender a contractual possessory security interest in, and hereby assigns, conveys, delivers, pledges, and transfers to Lender all Borrower's nght, title and interest in and to, Borrower's accounts with Lender (whether checking, savings, or some other account), including without limitation all accounts held jointly with someone else and all accounts Borrower may open in the future, excluding however all IRA and Keogh accounts, and all trust accounts for which the grant of a secunty interest would be prohibited by law. Bonower authonzes Lender, to the extent permitted by applicable law, to charge or setoff all sums owing on this Note against any and all such accounts.

COLLATERAL. This Note is secured by a Secunty Agreement from Colonial Downs Holdings, Inc. and Colonial Downs, L.P. to Lender dated August 21, 1997 on a lighting system which is more fully described in the Security Agreement.

GENERAL PROVISIONS. Lender may delay or forgo enforcing any of its rights or remedies under this Note without losing them. Borrower and any other person who signs, guarantees or endorses this Note, to the extent allowed by law, waive presentment, demand for payment, protest and notice of dishonor. Upon any change in the terms of this Note, and unless otherwise expressly stated in writing, no party who signs this Note, whether as maker, guarantor, accommodation maker or endorser, shall be released from liability. All such parties agree that Lender may renew or extend (repeatedly and for any length of time) this loan, or release any party or guarantor or collateral; or impair, fail to realize upon or perfect Lender's security interest in the collateral; and take any other action deemed necessary by Lender without the consent of or notice to anyone. Ail such parties also agree that Lender may modify this loan without the consent of or notice to anyone other than the party with whom the mod)fication is made.

PRIOR TO SIGNING THIS NOTE, BORROWER READ AND UNDERSTOOD ALL THE PROVISIONS OF THIS NOTE, INCLUDING THE VARIABLE INTEREST RATE PROVISIONS. BORROWER AGREES TO THE TERMS OF THE NOTE AND ACKNOWLEDGES RECEIPT OF A COMPLETED COPY OF THE NOTE.

BORROWER:

Colonial Downs Holdings, Inc.
By: BORROWER:

Colonial Downs Holdings, Inc.


By:  /s/ O. James Peterson, III     [SEAL]
     -------------------------------
     O. James Peterson, III, President