Form 10-K
period 1997-12-31
HAGLER BAILLY INC
filed 1998-03-31
CIK 1033693

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Fiscal Year Ended                               Commission File Number.
December 31, 1997                                               0-29292

--------------------------------------------------------------------------------
            [GRAPHIC OMITTED] HAGLER BAILLY, INC.
--------------------------------------------------------------------------------
          (Exact name of Registrant as specified in its charter)

        Delaware                                                  54-1759180
(State or other jurisdiction                                   (I.R.S. Employer
 of incorporation or organization)                           Identification No.)

1530 Wilson Boulevard, Suite 900, Arlington, Virginia                   22209
(Address of principal executive offices)                             (zip code)

                                  (703) 351-0300
                (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                   Yes[X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock held by non-affiliates* of the registrant as of March 2, 1998 (based upon the closing sale price of $24.625 as quoted by the Nasdaq National MarketSM as of such date) was approximately $148,351,490.

      As of March 2, 1998, 8,869,291 shares of the registrant's common stock were outstanding.

*The registrant considers the term "affiliate" to include executive officers, directors and beneficial owners of more than 5 percent of the registrant's outstanding common stock.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                      HAGLER BAILLY, INC. AND SUBSIDIARIES
                             FORM 10-K ANNUAL REPORT
                        FOR YEAR ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS

                                                                    Page

ITEM 1 -- BUSINESS.....................................................1


ITEM 2 -- PROPERTIES..................................................15


ITEM 3 -- LEGAL PROCEEDINGS...........................................15


ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........15


ITEM 5 -- MARKET FOR THE REGISTRANT'S COMMON STOCK AND
              RELATED STOCKHOLDER MATTERS............. ...............16


ITEM 6 -- SELECTED FINANCIAL DATA.....................................16


ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS...  ......18


ITEM 8 -- CONSOLIDATED FINANCIAL STATEMENTS AND
              SUPPLEMENTAL DATA.......................................24


ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........25


ITEM 11 -- EXECUTIVE COMPENSATION.....................................29


ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT.........................................32


ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............34


ITEM 14 -- EXHIBITS, FINANCIAL STATEMENTS AND REPORTS
               ON FORM 8-K............................................35


SIGNATURES............................................................37

                                   PART I

ITEM 1 - BUSINESS

Forward Looking Statements

      This Annual Report on Form 10-K of Hagler Bailly, Inc. and its subsidiaries ("Hagler Bailly" or the "Company") contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact, are intended, and are hereby identified as, "forward-looking statements" for the purpose of the safe harbor provided by
Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67. Without limiting the foregoing, the words "anticipates," "believes," "estimates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. The important factors discussed below in this Item 1 under the caption "Risk Factors", as well as other factors identified in the Company's filings with the Securities and Exchange Commission and those presented elsewhere by management from time to time, could cause actual results to differ materially from those indicated by forward-looking statements made herein.

Introductory Note

        On March  22,  1998  the  Company  executed  a  non-binding  Preliminary
Agreement  to combine  with  Putnam,  Hayes &  Bartlett,  Inc.,  an  independent
economic  and   management   consulting   firm   headquartered   in   Cambridge,
Massachusetts. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

      On February 23, 1998 the Company completed the acquisition of TB&A Group, Inc. ("TB&A"), which became a wholly-owned subsidiary of the Company. TB&A, through its wholly-owned subsidiary, Theodore Barry & Associates, supports public and private clients in the gas, electric and telecommunications sectors with business planning, market assessment and strategy, organizational effectiveness, reengineering, operational improvement, bench-marking and best practices, customer acquisition and aggregation, regulatory analysis and strategy, affiliated interests reviews, technology commercialization, procurement and materials management, product and service value analysis, new product development, resource management and asset restructuring. Although the acquisition of TB&A by the Company occurred after the end of the Company's fiscal year end, this Annual Report on Form 10-K describes certain aspects of the business of TB&A relevant to an understanding of the business of the Company. The Consolidated Financial Statements for the Company contained in Item 8 do not, however, reflect the results of operations for TB&A for any of the periods presented therein.

Hagler Bailly, Inc.

      The predecessor of the Company was founded in 1980 as Hagler Bailly & Company, Inc. In July 1984, it was acquired by RCG International, Inc. ("RCG"), an indirect subsidiary of Reliance Group Holdings, Inc. and in 1987 was renamed RCG/Hagler Bailly, Inc. In May 1995, the management of RCG/Hagler Bailly, Inc. completed the purchase of RCG/Hagler Bailly, Inc. from RCG and the successor to RCG/Hagler Bailly, Inc. became a wholly-owned subsidiary of the Company. In July 1997, the Company completed its initial public offering.

      Today the Company, together with its primary wholly-owned subsidiaries, Hagler Bailly Services, Inc. ("Hagler Bailly Services"), Hagler Bailly Consulting, Inc. ("Hagler Bailly Consulting"),
HB Capital, Inc. ("HB Capital"), Apogee Research, Inc. ("Apogee") and, as of February 23, 1998, TB&A, and several foreign wholly-owned subsidiaries, is a worldwide provider of consulting, research and other professional services to corporations and governments on energy, telecommunications, transportation and the environment.

      Revenues from the Company's consulting business are derived from management consulting services provided through the Company's specialized practices. The Company has 280 consultants on its professional staff who typically work on engagements lasting from a few weeks to many years. In 1997, the Company provided consultants to more than 400 clients in both private and public sectors. Financial information about the Company called for by this Item 1 is incorporated herein by reference to the Consolidated Financial Statements, and accompanying notes, which form a part of this Annual Report on Form 10-K.

Business Model

      Hagler Bailly is a worldwide provider of consulting, research and other professional services to corporations and governments. The Company offers corporate clients strategy and business operation consulting, economic counsel and litigation support, market research and survey analysis, information technology and financial advisory services with a commitment to open electric, gas and telecommunications markets. The Company also advises governments on energy, water, transportation and environmental public policy.

      Hagler Bailly provides solutions custom-tailored to the client's needs, delivering tangible value through its unique, three-pronged, "CPR" approach. This fully integrated approach provides depth of Content, including proprietary databases and years of cumulative industry knowledge. These data are combined with superior consulting Processes to develop appropriate customized solutions. Most importantly, the Company offers Resource platforms, including management, information technologies or financial support, that help clients to implement the recommended solutions.

Industry Trends

      The  Company  believes  three  industry  trends  to  be  most  important
to  its  business:   globalization, restructuring and digitization.

      Globalization. Although the United States remains the single largest energy market, many international markets are growing more rapidly. For example, industry sources project that 88% of all new power generation facilities through the year 2020 will be constructed outside of North America. In addition, the electric power and gas industries are being globalized as utilities and independent power producers move outside their traditional markets. The Company believes that nearly 100 electric companies are active outside their home country markets as over 100 countries are now open to non-utility ownership and operation in the power sector. The Company believes this globalization of the electric power and gas industries will continue to accelerate.

      Restructuring. Worldwide, the Company believes the utility sector is undergoing a fundamental restructuring driven primarily by an overabundance of energy in the developed world and a scarcity of energy in the developing world. In the United States, for example, the Company believes pressure to deregulate and create "open access" in the electric sector similar to that in the gas and telecommunications industries is mounting. Already several energy consumer states, such as California, Massachusetts, Michigan, New York Pennsylvania and Rhode Island, are moving to bring competition to the electric industry and to permit entry by unregulated wholesalers and retailers. Outside the United States, a comprehensive reorganization of the electric utility sector is also underway as many countries move to restructure, corporatize and privatize traditional public or quasi-public functions and operations. Beginning in Europe with the privatization of the non-nuclear portion of the United Kingdom's electric utility sector, this trend has spread to Eastern Europe, the former Soviet Union and Latin America, and is now expanding throughout Asia.

      Digitization. The Company believes that industry restructuring, combined with more competitive markets and new regulations, such as continuous emission monitoring in the United States and the new international environmental standard ISO 14000, requires new efficiencies in the energy, utilities, transportation and environmental industries for companies to stay competitive. The Company believes that the application of new and more sophisticated information systems will be the cornerstone of the efficiencies necessary to succeed in these industries. In addition, the Company believes that the advances in computing and communication technologies, as well as the convergence of industries such as telecommunications with electric utilities, will have profound impacts on the marketing and operations of energy, transportation and environmental companies. The Company refers to these developments as digitization.

Services

      Hagler Bailly believes that both in the private and public sectors, these trends toward globalization, restructuring and digitization continue to create an increasing demand for the services offered by the Company. To meet this demand the Company offers its clients a broad array of consulting services, from assisting the client to shape its vision to strategic planning, selection of appropriate solutions, implementation, financing and on-going management. The Company's services are designed to provide tangible value to clients. This strategy entails less reliance on formulaic approaches and concepts, and more on custom-tailored solutions based on an assessment of the client's unique situation and needs. At the Company, we refer to this strategy as "CPR", which is delivered to clients worldwide through seven main practices focused on the energy, including electric and gas utilities, water, telecommunications and transportation industries - often referred to as network industries:

         Enhancing enterprise value by repositioning and reinventing businesses, and creating new revenue streams and assets through the Corporate Strategy practice.

         Strengthening asset and organizational value by improving business processes and practices through the Business Operations practices.

         Counseling clients on public policy, regulatory economics and antitrust strategy, conducting asset valuation and providing expert testimony through the Economics practice.

         Advising governments on ways and means to restructure and privatize public services to improve economic and environmental efficiency through the Energy Sector Reform practice.

         Offering environmental economics, scientific, managerial and technical research and services through the Environmental Management practice.

         Delivering  insights  on  customers,  technologies,   competitors,  and
         changing market dynamics using quantitative and qualitative data collection and analyses through the Market Research practice.

         Leveraging  information   technologies  and  financial  and  management
         resources to help clients implement and sustain recommended solutions through the Applications practice.

      These practice areas are designed to work together synergistically to provide clients the full range of services and capabilities of the Company. From an operational standpoint, the Company regularly reviews and, as appropriate, restructures these practice areas and services to address the changing business problems, strategic alternatives and policy issues of its public and private clients.

      The  Company   currently   conducts  these  services   through  five  main
subsidiaries: Hagler Bailly Consulting, Hagler Bailly Services, HB Capital, Apogee and TB&A.

Competitive Strengths

      Hagler Bailly believes that it is in a strong position to take advantage of these consulting opportunities. The Company believes that several factors differentiate it from many of its potential competitors in the consulting industry.

      Industry Focus. Since its inception in 1980, the Company has maintained its focus on providing a broad range of consulting services to the energy, utility and the environmental industries. With the acquisition of Apogee in December 1997, the Company has added the transportation sector to its areas of focus. In addition, with the acquisition of TB&A in February 1998, the Company strengthened its environmental practice and has added the telecommunications sector to its areas of focus. This focus differentiates the Company from general management consulting firms that serve a full range of industries and firms with limited skill sets and capabilities. The Company believes that the insights gained by working worldwide allow it to customize leading-edge consulting concepts and tools to specific situations and thus provide tangible value, rather than just theories, to its clients.

      Full Service Capabilities. The Company's strategy is to partner with its clients in conceptualizing and implementing solutions, which significantly increase enterprise value, by building a broad range of consulting platforms enabling it to meet its clients' consulting needs. These include corporate strategy, marketing and sales, product development, energy supply and logistics, operations management, information systems and technology, economic analysis, environmental management and finance. In addition, the Company conducts its own market research using a state-of-the-art survey center equipped with 26 CATI (Computer-Assisted Telephone Interview) stations.

      Existing Global Infrastructure. The Company operates from nine principal offices in the United States at the following locations: Arlington, Virginia; Boston, Massachusetts; Boulder, Colorado; Chicago, Illinois; Houston, Texas; Los Angeles, California; Madison, Wisconsin; New York, New York; and San Francisco, California, and seven principal offices abroad at the following locations: Buenos Aires, Argentina; Dublin, Ireland; Islamabad, Pakistan; Jakarta, Indonesia; Paris, France; Sao Paulo, Brazil and Toronto, Canada.

      Established Client Relationships. In each of the last three fiscal years, the Company received repeat business from approximately 50% of the clients who had engaged the Company in the year prior. Further, in each of the last three fiscal years, revenues from clients served in the previous year were approximately 71% of the Company's total revenues. Over the past three years, the clients have included approximately 100 electric or gas utilities located throughout the world and five international development banks. Relationships with clients, many of which date back over a decade, span various levels within client organizations, ranging from corporate boards, chief executive officers and other senior management to functional managers.

      Public Sector Insight. The Company has worked with a number of public sector organizations, including the United States Agency for International Development (USAID), the Environmental Protection Agency, the European Union, the Asian Development Bank and the World Bank, for many years. This gives the Company a special perspective on the energy, utility and environmental industries and enhances the Company's reputation and ability to compete successfully for consulting business.

      Knowledge Base. Over 18 years, the Company has developed an extensive knowledge and information base. The Company owns several proprietary databases and software packages -- OPECSSM and NPESM, two nuclear power plant operations databases, and IPPSM, a worldwide information base on independent power producers. The Company has recently developed and is aggressively marketing its proprietary database, RampUpSM, to provide clients with unprecedented information on U.S. utility operations and cost structure. Finally, through the Company's proprietary Business Information and Knowledge Exchange Intranet ("BIKEnetSM"), Company personnel have direct access to the Company's proprietary knowledge and warehouse of information. This system is accessible from all of the Company's offices.

      Experienced Team of Management and Consultants. The Company's management and senior consultants have a wide range of energy, telecommunications, transportation and environmental consulting expertise and experience. In addition, many of the senior management and consultants have worked extensively with one another. Management's average tenure with the Company is approximately 15 years. This consistency of leadership and teamwork, combined with training provided by the Company, has fostered a strong company culture and employee loyalty.

      Established Global Visibility. The Company's staff frequently publishes articles and are invited to present at industry gatherings and conferences. The staff are also active in several industry groups and professional associations including elected or appointed positions to the United States Energy Association (member of the Board of Directors), the National Coal Council (member), the United States Environmental Protection Agency's Science Advisory Board Committees (consultant) and the Association of Energy Services Professionals (member of the Board of Directors).

      As a result of these competitive strengths, the Company believes it has emerged as one of the leading management consulting firms focused on the energy, telecommunications, transportation and environmental industries.

Marketing and Sales

      Hagler Bailly's client development activities are a mixture of marketing efforts, client acquisition techniques and development of repeat business.

      Marketing efforts are accomplished through brand development and brand management. The Company maintains and enhances its name and reputation through speeches, presentations, articles in industry, business, economic, legal and scientific journals, and through other publications and press releases.

      The Company establishes a client development goal for each of its consulting officers and principals and systematically reviews individual and group performance against these goals. The Company's compensation system, particularly in the award of bonuses and stock options, is weighted towards success in meeting these client development goals.

      Private Sector. In the private sector, client acquisition techniques include referrals and focused presentations to boards of directors, chief executive and operating officers and other executives of prospective client companies. Presentations generally focus on opportunities in the market segments most relevant to the prospective clients, examples of the Company's previous work in related industries and the Company's international capabilities.

      Public Sector. In the public sector, contracts are awarded primarily on the basis of competitive solicitation. The Company has developed strong capabilities to prepare proposals that respond to complex requests and often require the integration and coordination of the services of several subcontractors and independent consultants. The Company has also developed a detailed understanding of government and other institutional procurement regulations in the United States and internationally. In addition, in order to obtain government contracts, consultants must adhere to stringent cost, accounting and regulatory controls. In order to comply with such requirements, the Company regularly holds training seminars to ensure compliance with applicable government regulations and uses a sophisticated computer-based accounting system that allows it to track costs in adherence to government standards. The Company also meets public sector clients' cost guidelines through competitive pricing.

Client and Representative Services

      In 1997, Hagler Bailly performed over 1200 assignments for more than 400 clients in over 22 countries. Revenues from Hagler Bailly's ten most significant clients accounted for approximately 56.6%, 66.9% and 64.5% of its total revenue for the years ended December 31, 1997, 1996 and 1995, respectively. In the past 18 years, Hagler Bailly has grown from a single office to a worldwide network of operations with principal offices in nine cities in the United States and seven other countries. Over the past three years, Hagler Bailly's total revenues and consulting revenues have grown at a compound annual rate of 26.7% and 23.5%, respectively, and have grown 25.2% and 13.9%, respectively, from 1996 to 1997.

      Because of the nature and scope of many of the Company's projects, the Company derives a significant portion of its revenues from a relatively limited number of clients that operate exclusively in the energy, telecommunications, transportation and environment sectors.

Competition

      The market for consulting services in the fields of energy, telecommunications, transportation and the environment is intensely competitive, highly fragmented and subject to rapid change. The market includes a large number of participants from a variety of consulting market segments, both in the United States and internationally, including general management consulting firms, the consulting practices of accounting firms, consulting engineering firms, technical and economic advisory firms and market research firms. Many information technology consulting firms also maintain significant energy practices and others may enter the field in the future. Many of these companies are national and international in scope and have greater financial, technical and marketing resources than the Company. In the private sector, the Company believes the key competitive factors are quality and service, followed by price, while in the public sector the Company believes the key competitive factors are price and service. The Company believes that its experience, reputation, industry focus, and broad range of services have and will continue to enable it to compete effectively in the private and public sector both in the United States and internationally.


Employees

      As of March 2, 1998, the Company's personnel consisted of 418 full-time employees, including 280 consultants, and 138 support personnel, and 59 part-time employees. The two largest offices of the Company are Arlington, Virginia and Boulder, Colorado with 155 and 78 full-time employees, respectively. Eighty nine (89) full-time employees are stationed outside the United States. This number excludes the personnel of the Company's non-wholly owned subsidiaries in Argentina, Indonesia and Pakistan which have, respectively, 8, 12 and 28 full-time employees. It also excludes locally hired independent contractors. The Company supplements its full-time staff with outside consultants with proven experience in their respective fields. Several of these outside consultants are well-known professors at leading universities.

      The Company's 36 consulting officers average sixteen years of management consulting experience, most of which has been in the energy, utility, transportation and environmental industries. Several of its most experienced consultants have worked together for over ten years. Hagler Bailly believes that this long-term experience of working together as a team enables the Company to respond quickly to changing market conditions and consistently deliver high quality consulting services in response to the complex demands of its clients.

      The Company believes its success depends in large part on attracting, retaining and motivating talented, creative and professional employees at all levels. The Company de-emphasizes hiring directly from graduate schools, instead, seeking graduates from top schools with prior relevant consulting experience and strong project management, analytic and communications skills in competitive and regulated industries, especially those with meaningful international experience. The Company also hires professionals with senior executive experience directly from industry.

      The Company attracts and motivates its professional and administrative staff by offering competitive packages of base and incentive compensation, and benefits. All full-time and part-time staff members are eligible for bonuses. A significant percentage of the Company's income before bonuses and taxes is distributed as bonuses to its staff, the majority of which is targeted towards the Company's top performers -- usually its consulting officers, principals, and managers. The bonus awards are the result of measurement of performance against predetermined target compensation goals that balance individual and team performance. This structure gives senior staff members a vested interest in the Company's overall success and performance while still promoting individual initiative and excellence. The Company appreciates the importance of recognition and a promotion track for its administrative staff and fully integrates this staff into the conduct of its business. The performance of all employees is reviewed annually for compensation and promotion purposes.

Risk Factors

      Attraction, Retention and Management of Professional and Administrative Staff. The Company's business involves the delivery of professional services and is labor intensive. The Company's future performance depends in large part upon its ability to attract, develop, motivate and retain highly-skilled consultants, research associates and administrative staff, particularly senior professionals with business development skills. Qualified consultants are in great demand, and there is significant competition for employees with these skills from other consulting and investment banking firms, research firms, energy companies and many other related enterprises. Many of these firms have substantially greater financial resources than the Company, which they may use to attract and compensate qualified personnel. There can be no assurance that the Company will be able to attract and retain sufficient numbers of highly-skilled consultants in the future. The loss of the services of a significant number of consultants, research associates or administrative personnel could have a material adverse effect on the Company's business, operating results and financial condition, including its ability to secure and complete engagements.

      Concentration of Revenues. Substantially all of the revenues of the Company are derived from private and institutional clients involved in the energy, telecommunications, transportation and environmental industries. As a result of this focus, the Company's business, financial condition and results of operations are influenced by factors affecting these industries, including changing political, economic and regulatory influences that may affect the procurement practices and operation of energy, telecommunications, transportation and environmental service providers. In particular, many electric and gas utilities are consolidating to create larger organizations or strategic alliances. These consolidations and alliances will reduce the number of potential customers for the Company's and may also create conflicts of interest between clients. In addition, these consolidations and alliances may result in the acquisition of certain of the Company's key clients, and such clients may scale back or terminate their relationship with the Company following their acquisition. Similarly, cutbacks in the energy, telecommunications, transportation and/or environmental budgets of the United States and other governments could result in the scale back or termination of some of the Company's public sector contracts. The impact of these developments in the energy, utility, transportation and environmental industries is difficult to predict and could have a material adverse effect on the Company's business, financial condition and results of operations.

      Ability to Sustain and Manage Growth. The Company has experienced rapid growth in recent years, including two acquisitions and an initial public offering of its securities in the last year. The Company believes that its sustained growth places a strain on operational, human and financial resources. In order to manage its growth, the Company must continue to improve its operating and administrative systems and to attract and retain qualified management and professional, scientific and technical operating personnel. Foreign operations also may involve the additional risks of assimilating differences in foreign business practices, hiring and retaining qualified personnel, and overcoming language barriers. Failure to manage growth effectively could have a material adverse effect on the Company's business.

      Risks Related to Possible Acquisitions. An element of the Company's strategy is to expand its operations through the acquisition of complementary businesses. There can be no assurance that the Company will be able to identify, acquire, profitably manage or successfully integrate any acquired businesses into the Company without substantial expenses, delays or other operational or financial problems. Moreover, competitors of the Company are also soliciting acquisition candidates, which could result in an increase in the price of acquisition targets and a decrease in the number of attractive companies available for acquisition. Further, acquisitions may involve a number of special risks, including diversion of management's attention, failure to retain key acquired personnel, increased costs to improve managerial, operational, financial and administrative systems, unanticipated events or circumstances, legal liabilities, increased interest expense and amortization of acquired intangible assets, some or all of which could have a materially adverse impact on the Company's business, operating results and financial condition. Client satisfaction or performance problems at a single acquired firm could have a materially adverse impact on the reputation of the Company as a whole. In addition, there can be no assurance that acquired businesses, if any, will achieve anticipated revenues and earnings. The failure of the Company to manage its acquisition strategy successfully could have a material adverse effect on Hagler Bailly's business, operating results and financial condition.

      Dependence on Key Clients. The Company derives a significant portion of its revenues from a relatively limited number of clients. For example, revenues from the Company's ten most significant clients accounted for approximately 56.6%, 66.9% and 64.5% of its total revenues in 1997, 1996 and 1995 respectively. A U.S. government agency, USAID, is the Company's largest client, accounting for approximately 37.3%, 38.3% and 34.3% of Hagler Bailly's total revenues in 1997, 1996 and 1995 respectively. Clients typically retain the Company as needed on an engagement basis rather than pursuant to long-term contracts, and a client can usually terminate an engagement at any time without a significant penalty. Moreover, there can be no assurance that the Company's existing clients will continue to it for additional assignments or do so at the same revenue levels. The loss of any significant client could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the level of the Company's consulting services required by an individual client can diminish over the life of its relationship with the Company, and there can be no assurance that the Company will be successful in establishing relationships with new clients as this occurs.

      Professional and Other Liability. The Company's services involve risks of professional and other liability. If the Company were found to have been negligent or to have breached its obligations to its clients, it could be exposed to significant liabilities and its reputation could be adversely affected. In connection with many of its public sector engagements, the Company employs the services of local staff and consultants who are treated as independent contractors. Negligent or illegal acts, or ethical violations by these independent contractors could adversely affect the Company. The Company maintains professional liability insurance to an aggregate maximum of $10.0 million.

      Partnering Arrangements. Historically, the Company's revenues have been generated either on a standard daily rates basis or a cost plus fixed-fee basis. The Company anticipates an increasing portion of its management consulting services will be billed pursuant to alternative pricing arrangements which may include incentive and success-based fees. In addition, the Company is pursuing, in certain select instances, opportunities to invest its own capital and other resources in partnering arrangements involving early stage energy-related technologies and projects in the energy, telecommunications, transportation and environmental industries. Hagler Bailly has limited prior experience investing its own funds in external ventures. Such compensation arrangements and investments may result in significant time delays between the incurrence of costs in delivering services and the receipt of the related fee or return on invested capital, as the case may be.

      Public Sector Market and Contracting Risks. Approximately 59.6% of the Company's total revenues in 1997, and 52.3% in 1996 (approximately 45.9% and 37.2% of consulting revenues in 1997 and 1996, respectively) were derived from contracts or subcontracts with public sector clients. Providing consulting services to public sector customers is subject to detailed regulatory requirements and public policies as well as to funding priorities. Contracts with public sector customers may be conditioned upon the continuing availability of public funds, which in turn depends upon lengthy and complex budgetary procedures, and may be subject to certain pricing constraints. Moreover, public sector contracts may generally be terminated for a variety of factors, including when it is in the best interests of the respective government. There can be no assurance that these factors or others unique to contracts with governmental entities will not have a material adverse effect on the Company's business, results of operations and financial condition.

      Intense Competition. The market for consulting services in the energy, telecommunications, transportation and environmental industries is intensely competitive, highly fragmented and subject to rapid change, and such competition is likely to increase in the future. Many of the Company's competitors have greater personnel, financial, technical and marketing resources than the Company. The Company also competes with its clients' internal resources, particularly where such resources represent a fixed cost to the client. This source of competition may heighten as consolidation of electric and gas utility and other energy industry companies creates larger organizations. There can be no assurance that the Company will be able to compete successfully with its existing competitors or with any new competitors.

      Risk of International Operations. The Company operates either permanent or project offices in a total of 27 foreign countries. The Company expects to continue to expand its international operations and offices. Expansion into new geographic regions requires considerable management and financial resources and may negatively impact the Company's near-term results of operations. The Company's international operations are subject to numerous potential challenges and risks, including war, civil disturbances, other political and economic conditions in various jurisdictions such as tariffs and other trade barriers, longer accounts receivable collection cycles, fluctuations in currency and potentially adverse tax consequences. There can be no assurance that such international factors will not have a material adverse effect on the Company's business, results of operations and financial condition.

      Dependence on Key Employees. The success of the Company is highly dependent upon the efforts, abilities, business generation capabilities and project execution of its officers and those of its subsidiaries, in particular those of Henri-Claude Bailly, the Company's President, Chief Executive Officer and Chairman of the Board. The loss of the services of any of these individuals for any reason, in particular Mr. Bailly, could have a material adverse effect upon the Company's business, operating results and financial condition, including its ability to secure and complete engagements. With the exception of Mr. Bailly, the Company does not have an employment agreement with many of these individuals. The Company maintains a key-man life insurance policy on Mr. Bailly in the amount of $2.0 million. The Company also has entered into non-competition agreements with those of its officers who were selling stockholders in the Company's initial public offering in July 1997, which provides that each will not compete with the Company for a two-year period ending July 9, 1999.

      Concentration of Ownership. As of March 2, 1998, the directors and officers of the Company (including officers of subsidiaries) beneficially owned approximately 56.77% of the Company's outstanding shares of common stock. As a result, these stockholders will have substantial influence over the outcome of matters requiring a stockholder vote, including the election of the members of the Board of Directors. Such control could adversely affect the market price of the Company's common stock or delay or prevent a change of control of the Company at a price which might represent a premium over the market price of its common stock.

      Need to Develop New Offerings. The Company's future success will depend in significant part on its ability to successfully develop and introduce new service offerings and improved versions of existing service offerings. There can be no assurance that the Company will be successful in developing, introducing on a timely basis and marketing such service offerings, or that any service offerings will be accepted in the market. Moreover, services offered by others may render the Company's services non-competitive or obsolete.

      Project Risks. Many of the Company's engagements involve projects which are critical to the operations of its customers' businesses and which provide benefits that may be difficult to quantify. The Company's failure or inability to meet a customer's expectations in the performance of its services could result in the incurrence by the Company of a financial loss and could damage the Company's reputation and adversely affect its ability to attract new business. In addition, an unanticipated difficulty in completing a project could have an adverse effect on the Company's business and results of operations. Fees for the Company's engagements typically are based on the project schedule, the Company's staffing requirements, the level of customer involvement and the scope of the project as agreed upon with the customer at the project's inception. The Company generally seeks to obtain an adjustment in its fees in the event of any significant change in any of the assumptions upon which the original estimate was based. However, there can be no assurance that the Company will be successful in obtaining any such adjustment in the future.

      Intellectual Property Rights. Hagler Bailly's performance is in part dependent upon its internal information and communication systems, databases, tools, and the methods and procedures that it has developed specifically to serve its clients. The Company relies on a combination of nondisclosure and other contractual arrangements and copyright, trademark and trade secret laws to protect its proprietary systems, information and procedures. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of such rights or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its proprietary rights. The Company believes that its systems and procedures and other proprietary rights do not infringe upon the rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future or that any such claims will not require the Company to enter into costly litigation or materially adverse settlements to litigation, regardless of the merits of such claims.

      Government Regulation of Immigration. Certain of the Company's employees are foreign nationals working in the United States under U.S. visas or work permits. Congress and administrative agencies with jurisdiction over immigration matters have periodically expressed concerns over the levels of legal and illegal immigration into the U.S. These concerns have often resulted in proposed legislation, rules and regulations aimed at reducing the number of work permits that may be issued. Any changes in such laws making it more difficult to hire foreign nationals or limiting the ability of the Company to retain foreign employees could require the Company to incur additional unexpected labor costs and expenses.

      Fluctuations of Operating Results. The Company's future operating results will continue to be subject to quarterly fluctuations based upon a wide variety of factors, including the number and significance of client engagements commenced and completed during a quarter, delays incurred in connection with an engagement, the number of business days in a quarter, employee hiring and utilization rates, the ability of clients to terminate engagements without penalties, the size and scope of engagements, the nature of the fee arrangement, the seasonality of the spending cycle of public sector clients (especially that of the United States government), the timing of new office openings, return on investment capital, and the general economy, such as recessionary periods, political instability, changes in trade policies, fluctuations in interest or currency exchange rates and other competitive factors. Seasonality also affects the Company's operating results, particularly in the third quarter of each fiscal year. In addition, the Company's operating expenses are increasing as the Company continues to expand its operations, and future operating results will be adversely affected if revenues do not increase accordingly. Additionally, the Company plans to continue to evaluate and, when appropriate, make acquisitions of complementary businesses. As part of this process the Company will continue to evaluate the changing value of its assets, and when necessary, make adjustments thereto. While the Company cannot predict what effect these various factors may have on its financial results, the aggregate effect of these and other factors could result in significant volatility in the Company's future performance and stock price.

      Fluctuations in the General Economy. Demand for the Company's professional services is significantly affected by the general level of economic activity. When economic activity slows, clients may delay or cancel plans that involve the hiring of consultants. The Company is unable to predict the level of economic activity at any particular time, and fluctuations in the general economy could adversely affect the Company's business, operating results and financial condition.

      Employment Liability Risks. The Company as a provider of professional services employs and places individuals in the workplace of other businesses. Inherent risks of such activity include possible claims of errors and omissions, misuse of client proprietary information, misappropriation of funds, discrimination and harassment, theft of client property, other criminal activity or torts and other claims. Although historically the Company has not experienced any material claims of these types, there can be no assurance that the Company will not experience such claims in the future.

      Certain Anti-takeover Effects. The Company's Amended and Restated Certificate of Incorporation, By-laws, and the Delaware General Corporation Law include provisions that may be deemed to have anti-takeover effects and may delay, defer or prevent a takeover attempt that stockholders might consider in their best interests. These include a Board of Directors which is divided into three classes, each of which is elected to serve staggered three-year terms, and by-law provisions under which only the Chairman of the Board, a majority of the Board of Directors or stockholders owning at least 50% of the Company's capital stock may call meetings of the stockholders and which require certain advance notice procedures for nominating candidates for election to the Board of Directors. Also, the Board of Directors of the Company is authorized to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of such shares, without any further stockholder action. The existence of this "blank-check" preferred stock could render more difficult or discourage an attempt to obtain control of the Company by means of a tender offer, merger, proxy contest or otherwise. Furthermore, the Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law that prohibits Hagler Bailly from engaging in a "business combination" with an "interested stockholder" unless the business combination is approved in a prescribed manner. These provisions could also have the effect of delaying or preventing a change of control of the Company, which could adversely affect the market price of the Common Stock.

      Shares Eligible for Future Sale. As of March 2, 1998, the Company has 8,869,291 shares of Common Stock outstanding, of which 3,622,500 shares are freely tradeable without restriction or further registration under the Securities Act of 1933 (the "Act"), unless such shares are acquired by "affiliates" of the Company, as that term is defined in Rule 144 of the Act ("Rule 144"). Holders of the remaining shares will be eligible to sell such shares pursuant to Rule 144 at prescribed times and subject to the manner of sale, volume, notice and information restrictions of Rule 144. In addition, 1,246,137 shares of the Company's Common Stock are issuable upon the exercise of outstanding stock options (of which options to acquire 504,038 shares are currently exercisable).

      Fluctuations in Stock Price. The market price of the Company's Common Stock may fluctuate substantially due to a variety of factors, including quarterly fluctuations in results of operations, announcements or terminations of new services, offices, contracts, acquisitions or strategic alliances by the Company or its competitors, as well as changes in the market conditions in the energy, telecommunications, transportation and environmental industries, changes in earnings estimates by analysts, changes in accounting principles, sales of the Company's Common Stock by existing holders, loss of key personnel and other factors. The stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for many companies and which, on occasion, have been unrelated to operating performance. To the extent the Company's performance may not meet expectations published by external sources, public reaction could result in a sudden and significantly adverse impact on the market price of the Company's securities, particularly on a short-term basis. In addition, such stock price volatility may provoke the initiation of securities litigation, which may divert substantial management resources and may have an adverse effect on the management of business operations. Any of these results could have a material adverse effect on the Company's business, operating results and financial condition.


ITEM 2 - PROPERTIES

      In aggregate, the Company leases approximately 186,586 square feet of office space in the following principal offices: Arlington, Virginia (headquarters); Boston, Massachusetts; Boulder, Colorado; Chicago, Illinois; Houston, Texas; Los Angeles, California; Madison, Wisconsin; New York, New York; and San Francisco, California. Hagler Bailly also leases an aggregate of approximately 6,590 square feet of office space in the following principal foreign offices: Buenos Aires, Argentina; Dublin, Ireland; Islamabad, Pakistan, Jakarta, Indonesia, Paris, France, Sao Paulo, Brazil and Toronto, Canada. In addition, the Company leases 1,955 square feet for branch offices in Brussels, Belgium; Philadelphia, Pennsylvania; and Manila, Philippines. Each principal office represents a permanent location servicing multiple clients which is run by a member of Hagler Bailly's senior management. In addition, from time to time the Company leases a project office to enable it to service a specific international project involving a particular individual client, in which case the office is paid for directly by the client. The Company currently has project offices in 17 foreign locations totaling approximately 25,696 square feet. All of the Company's principal, branch and project offices are electronically linked together and have access to all of the Company's capabilities and core consulting tools. The Company believes that its facilities are adequate for its current needs and that additional facilities can be leased to meet future needs.


ITEM 3 -- LEGAL PROCEEDINGS

      The Company's indirect subsidiary, Theodore Barry & Associates, is a defendant in a lawsuit brought in the United States District Court for the Northern District of Illinois, Michael A. Laros v. Theodore Barry & Associates, No. 95-C4175, by one of its former executives seeking payment of a bonus and salary allegedly due him and payment of principal and interest on a subordinated note of TB&A held by Mr. Laros, prejudgment interest and costs and fees. TB&A is defending the suit. The Company does not believe that the resolution of this lawsuit will have a material adverse effect on its business, financial condition or results of operations.

      The Company and its subsidiaries are from time to time a parties to litigation arising in the ordinary course of business. Neither the Company nor any of its subsidiaries is a party to any pending material litigation nor are any of them aware of any pending or threatened litigation that would have a material adverse effect on the Company or its business.


ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.
                                  PART II


ITEM 5 -- MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

      The Company's Common Stock, $.01 par value, was first offered to the public on July 3, 1997 and since that time has been traded on the Nasdaq Stock MarketSM ("Nasdaq") under the symbol "HBIX". The following table sets forth, during the period indicated, high and low closing prices as reported by Nasdaq for the last fiscal year.

Fiscal Year Ended December 31, 1997               High                 Low
January - March ____________________              N/A                   N/A
April - June  ______________________              N/A                   N/A
July 3 - September _________________            $25.250               $17.000
October - December _________________            $26.375               $18.250

Dividends

      The Company has never paid a cash dividend on its Common Stock and does not expect to pay a cash dividend on its Common Stock in the foreseeable future.

Holders of Record of Hagler Bailly Common Stock

      The Company had 77 holders of record of its Common Stock as of March 2, 1998 and approximately 700 beneficial owners.

      The Company issued an aggregate of 409,985 shares of its Common Stock on December 1, 1997 to approximately 30 former shareholders (and holders of unvested options to purchase the common stock) of Apogee in connection with the Company's acquisition of Apogee. The offering was exempt under Rule 506 of Regulation D and Section 4(2) of the Securities Act.

ITEM 6 -- SELECTED FINANCIAL DATA

      The following selected financial data as of December 31, 1993 and 1994 have been derived from the audited Financial Statements of the Predecessor. The selected consolidated financial data as of December 31, 1995 includes the combined financial data of the Predecessor derived from the audited Financial Statements from January 1, 1995 to May 25, 1995 and the consolidated financial data of the Company from May 26, 1995 to December 31, 1995 derived from the audited Consolidated Financial Statements of the Company. The selected consolidated financial data as of December 31, 1996 and 1997 have been derived from the audited Consolidated Financial Statements of the Company. The Company's prior years have been restated to include the Apogee acquisition.

      The results of operations for prior periods are not necessarily indicative of the results that may be expected for future years. The information set forth below should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K Annual Report and the Predecessor Financial Statements, which is filed in the Financial Statements in Amendment No. 2 to the Company's Registration Statement Form S-1 filed with the Securities and Exchange Commission on June 12, 1997, and is incorporated by reference herein.


                                                     The Predecessor (1)                   The Company (1)
                                                                       Jan. 1,     May 26,
                                                                      ---------    1995 to
                                                   Years ended         1995 to     Dec. 31,        Years ended
                                                   December 31,        May 25,                     December 31,
---------------------------------------------
                                                 1993        1994        1995        1995      1996 (2)      1997
---------------------------------------------
STATEMENT OF OPERATIONS DATA:                                 (In thousands, except per share data)
---------------------------------------------
Revenues:
   Consulting revenues                           $22,226     $28,347     $13,712     $22,021     $45,123     $51,412
   Subcontractors and other revenues              10,276      13,437       8,897      11,119      22,821      33,645
     Total revenues                               32,502      41,784      22,609      33,140      67,944      85,057
Cost of services                                  26,645      33,998      18,814      27,010      54,091      64,097
Gross profit                                       5,857       7,786       3,795       6,130      13,853      20,960
Selling, general and administrative                4,006       5,384       2,710       3,591       9,139      12,319
expenses (4)
Stock and stock option compensation (3)                -           -           -           -       6,172          80
Income/(loss) from operations                      1,851       2,402       1,085       2,539     (1,458)       8,561
Other income(expense) net                           (47)        (18)        (59)       (693)     (1,012)         219
Income/(loss) before income tax expense            1,804       2,384       1,025       1,847     (2,470)       8,780
Income tax expense                                   729       1,002         422         810         961       3,352
Net Income (loss)                                  1,075       1,382         602       1,036     (3,431)       5,428
--------------------------------------------- =========== =========== =========== =========== =========== ===========
Net Income (loss) per share
   Basic                                               *           *           *           *      (0.67)        0.78
   Dilutive                                            *           *           *           *      (0.67)        0.70
Weighted average shares outstanding
   Basic                                               *           *           *           *   5,119,054   6,976,387
   Dilutive                                            *           *           *           *   5,119,054   7,809,967

* Due to the acquisition on May 25, 1995, and the change in capital structure, earnings per share information for this period is not meaningful and accordingly is not presented.

                                                                     YEARS ENDED DECEMBER 31,
                                                  1993           1994          1995          1996           1997
---------------------------------------------
BALANCE SHEET DATA                                                        (In Thousands)
---------------------------------------------
Cash and cash equivalents                               963           620           706          1,686         3,035
Working capital                                       2,149         3,621         3,189          4,625        30,672
Total assets                                         14,027        17,311        27,722         30,704        57,437
Total debt                                                -             -        13,455         11,267             -
Total Stockholders' equity                            4,760         6,219         4,785          8,209        44,505
Common stock and cash dividends declared                  -             -             -              -             -

(1) Effective May 25, 1995, the management of RCG/HB, a wholly-owned subsidiary of RCG International, Inc. ("RCG"), acquired all of the voting stock of RCG/HB. The statements of operations data include the operations of Apogee Research, Inc. for all periods presented.
(2) The statements of operations data for the year ended December 31, 1996 includes the following expenses: (a) approximately $0.5 million of cost of services, representing that portion of officer compensation that exceeded the compensation that would have been paid have the compensation plan adopted in January 1997 been in effect for all of 1996; (b) approximately $6.2 million stock and stock option compensation representing the non-recurring, non-cash compensation expense in connection with the amendment to the Stock Plan and a reclassification of the Company's Common Stock described in footnote 3 below. The net impact of the foregoing on the Company's Statement of Operations for the year ended December 31, 1996 was to decrease income before income tax expense by approximately $7.7 million and net income by approximately $6.6 million, with income tax expense calculated at a combined federal and state income tax rate of 40.0%. Excluding the foregoing, income before income tax expense for the year ended December 31, 1996 would have been approximately $4.9 million and net income would have been approximately $2.9 million.
(3) In connection with an amendment to the Stock Plan and a reclassification of its Common Stock, each effective December 31, 1996, the Company incurred non-recurring, non-cash charges to operations amounting to $4.6 million for options and $1.6 million for stock, respectively, in 1996. In connection with a stock bonus to an employee, the Company incurred a non-cash compensation charge to operations in the first quarter of 1997 of $65,000.
(4) The selling, general and administrative expenses included $1.2 million acquisition related expenses for the year ended December 31, 1997.


ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      The predecessor of the Company was founded in February 1980 as Hagler Bailly & Company, Inc. In July, 1984 it was acquired by RCG International, Inc. ("RCG") an indirect subsidiary of Reliance Group Holdings, Inc. and in 1987 was renamed RCG/Hagler Bailly, Inc. In May 1995, the management of RCG/Hagler Bailly completed the purchase of RCG/Hagler Bailly from RCG (the "Management Buy-Out"), and the successor to RCG/Hagler Bailly became a wholly-owned subsidiary of the Company. In July 1997, the Company completed an initial public offering (the "IPO").

      Hagler Bailly is a worldwide  provider of  consulting,  research and other
professional   services  to  corporate   and   government   clients  on  energy,
telecommunication, transportation and the environment.

      Total revenues represent the total of all revenues related to contracts, including revenues associated with professional staff, subcontractors and independent consultants. Consulting revenues represent the amount of contract revenue associated with billings by the Company's professional staff. Subcontractor and other revenues represent revenues associated with subcontractors and independent consultants, as well as travel and per diem reimbursements from clients.

      The Company derives substantially all of its revenues from fees for professional services. Clients are typically invoiced on a monthly basis. The majority of revenues are billed at standard daily rates or cost-plus fixed-fees. Revenues from standard daily rate contracts are recognized at amounts represented by the agreed-upon billing amounts and costs are recognized as incurred. Revenue from cost-plus fixed-fee contracts is recognized as costs are incurred on the basis of direct costs plus allowable indirect costs and a pro rata portion of estimated fee. The remainder of the revenues are billed on a fixed-bid basis. Revenues from fixed-bid type contracts are recognized on the percentage-of-completion method of accounting with costs and estimated profits included in contract revenues based on the relationship that contract costs incurred bear to management's estimate of total contract costs. Losses, if any, are accrued when they become known and the amount of the loss is reasonably determinable. The Company's most significant expenses are project personnel costs, which consist of consultant salaries and benefits (including bonuses), and travel-related direct project expenses. Project personnel are typically full-time professionals employed by the Company, although the Company often supplements its professional project staff through the use of subcontractors and independent consultants, predominantly for public sector work. The Company believes that retaining subcontractors and independent consultants on a per-engagement basis provides it with greater flexibility and reduced risk in adjusting professional staff levels in response to changes in demand for its services.

Management Buy-out

      From 1984 to May 1995, when the management of the Company completed the Management Buy-Out, the Company was a wholly-owned subsidiary of RCG. The results of operations since May 25, 1995 have been affected by an increase in overhead as a result of becoming an independent corporation and an increase in interest expense relating to indebtedness incurred in connection with the Management Buy-Out. In addition, results of operations of the Company subsequent thereto have been affected by the amortization of approximately $9.0 million of certain intangibles, including goodwill, which were recorded in connection with the Management Buy-Out. The data for 1995 in the period to period discussions below reflects the results of operations of the Company for the period May 26, 1995 through December 31, 1995, and the restatement for the 1997 pooling of interests as described below.

Compensation Charges

      Prior to December 31, 1996, the Company's Stock Plan was formula based, pursuant to which the exercise price of options granted were based upon the book value per share as of May 26, 1995, adjusted for accretion of formula value during any interim period up to the grant date.

      Effective at December 31, 1996, the Company adopted an amendment to its Stock Plan which changed the exercise price of future options to be granted thereunder to the market value of the underlying Common Stock. In addition, in connection with the reclassification of its Common Stock, the Company substituted 0.9 shares of Class A Common Stock for each share of Class B Common Stock underlying 971,963 options vesting on January 1, 1997. At the same time, options to purchase 971,963 shares of Class B Common Stock vesting on January 1, 1998, were canceled. As a result, the Company recorded a non-recurring, non-cash charge to operations of $6.2 million in December 1996 of which $4.6 million was for options to purchase Common Stock and $1.6 million was for 394,160 shares of Common Stock sold to employees during 1996. These charges represent the aggregate difference between the exercise price of such outstanding options or the issuance price of Common Stock sold to employees during 1996, as the case may be, and the appraised market value of the underlying Common Stock at December 31, 1996.

Recent Acquisitions

      On December 1, 1997, the Company completed the acquisition of Apogee Research, Inc. ("Apogee"), whereby Apogee became a wholly-owned subsidiary of Hagler Bailly. Apogee is a consulting firm specializing in the economic and financial analysis of infrastructure, including all aspects of transportation and environment. Total consideration for the acquisition was approximately $8.3 million, in the form of an aggregate of 409,985 shares of Hagler Bailly Common Stock. The acquisition is accounted for as a "pooling-of-interests" under generally accepted accounting principles. Accordingly, the Company's financial statements have been restated to reflect the acquisition on a historical basis. On February 23, 1998, the Company completed the acquisition of TB&A Group, Inc. ("TB&A") and its wholly-owned subsidiary, Theodore Barry & Associates, whereby TB&A became a wholly-owned subsidiary of the Company. TB&A is a management consulting firm to electric, gas and telecommunication companies. Total consideration for the acquisition was approximately $10.9 million in the form of an aggregate of 454,994 shares of Hagler Bailly Common Stock. The acquisition will be accounted for as a pooling of interests. In connection with these and other transactions, the Company incurred merger related costs of approximately $1.2 million in 1997.

Results of Operations

      The following table sets forth, for the periods indicated, the relative composition of revenues and selected statements of operations data as a percentage of revenues:

                                              Years Ended December 31,
                                              1997     1996     1995

          Revenues                            100%     100%      100%
          Cost of services                     75%      80%       82%
          -----------------------------------------------------------
          Gross profit                         25%      20%       18%
          Selling, general and
               administrative                  14%      13%       11%
          Stock & stock option compensation     -        9%        -
          -----------------------------------------------------------
          Operating income                     10%      (2)%       7%
          Other expense (income), net           -        1%        2%
          -----------------------------------------------------------
          Income (loss) before income tax
               expense (benefit)               10%     (4)%        5%
          Income tax expense                    4%       1%        2%
          -----------------------------------------------------------
          Net income                            6%     (5)%        3%

1997 Compared to 1996

      Revenues. The Company's total revenues increased 25.2% to $85.1 million in 1997 from $67.9 million in 1996. A significant cause of this increase was the increased demand for management consulting services associated with the restructuring and deregulation of the electric and gas sectors outside the United States. Consulting revenues increased 13.9% to $51.4 million in 1997 from $45.1 million in 1996. There was higher than anticipated growth in consulting revenues for institutional clients while the overall growth was constrained by the ending of two major private sector engagements and the management strategy of deploying core consulting staff to create and initiate sales of information-based products and services.

      Cost of Services. Cost of services increased 18.5% to $64.1 million in 1997 from $54.1 million in 1996. The Company attributes the increase in cost of services to the increases in the number of in-house professional staff and related other direct costs.

      Gross Profit. Gross profit increased 51.3% to $21.0 million in 1997 from $13.9 million in 1996. Gross profit as a percentage of revenues increased to 24.6% in 1997 from 20.4% in 1996. The improvement in the margins is due primarily to higher growth in institutional clients revenues and a continued increase in higher margin private revenues.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 34.8% to $12.3 million in 1997 from $9.1 million in 1996. This increase is primarily attributable to merger related costs of $1.2 million with the remainder due to the relative increase in revenues. The net effect is a reduction of selling, general and administrative expenses, excluding merger related costs, as a percentage of revenues to 13.0% from 13.4% for 1997 and 1996, respectively.

      Income(loss) from Operations. Income from operations was $8.6 million for 1997 compared to $(1.5) million for 1996. The loss from operations in 1996 is primarily attributable to the approximately $6.7 million non-recurring, non-cash stock and stock option compensation charge and that portion of officer compensation that exceeded the compensation that would have been paid had the compensation plan adopted on January 17, 1997 been in effect for all of 1996.

      Other (Income)/Expense. Other (income)/expense increased to $(0.2) million income for 1997 due to the interest income earned from reduction of debt and the investment of IPO funds compared to $1.0 million expense for 1996 attributable to the interest expense related to the debt incurred in connection with the Management Buy-Out.

      Income Tax Expense. Income tax expense was $3.4 million in 1997 compared to $1.0 million in 1996.

      Net Income(Loss). As a result of the preceding, net income for 1997 was $5.4 million, ($6.2 million, including the tax-effected add-back of merger related costs of $0.7 million) compared to $(3.4) million loss for 1996, (excluding the one-time, non-cash, compensatory item of $6.2 million for stock and stock option compensation net income for 1996 was $2.7 million).

1996 Compared to 1995

      Revenues. The Company's total revenues increased to $67.9 million in 1996 from $35.9 million in 1995. Consulting revenues increased to $45.1 million in 1996 from $24.8 million in 1995. These revenue increases can be attributed principally to the difference in months reported, strong growth in consulting to the U.S. utility sector and the introduction of several new corporate strategy consulting services.

      Cost of Services. Cost of services increased by $24.8 million in 1996 compared with 1995 but decreased in relation to total revenues from 81.7% of total revenues in 1995 to 79.6% of total revenues in 1996. Of this amount approximately $0.5 million represents that portion of officer compensation that exceeded the compensation that would have been paid had the compensation plan adopted in January 1997 been in place for all of 1996.

      Gross Profit. Gross profit increased to $13.9 million in 1996 from $6.6 million in 1995. Gross profit as a percentage of total revenues increased to 20.4% in 1996 from 18.3% in 1995. This can be principally attributed to the difference in months reported and an increase in consulting to the U.S. utility sector and increased utilization rates resulting, in part, from productivity gains associated with technology improvements.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $9.1 million in 1996 from $4.0 million in 1995. As a percentage of total revenues, selling, general and administrative expenses increased to 13.5% in 1996 from 11.1% in 1995. This increase was due primarily to the difference in months reported and increases in certain overhead costs associated with the Management Buy-Out, increases in loss reserves and increases in proposal development expenses.

      Income(loss) from Operations. Loss from operations was $(1.5) million in 1996 compared to income from operations of $2.6 million in 1995. The loss from operations in 1996 is primarily attributable to the approximately $6.7 million non-recurring, non-cash stock and stock option compensation charge and that portion of officer compensation that exceeded the compensation that would have been paid had the compensation plan adopted on January 17, 1997 been in effect for all of 1996. These expenses negatively impacted income from operations by approximately $6.2 million in 1996. Excluding the foregoing, income from operations for 1996 would have been approximately $4.7 million, an 82.2% increase from 1995, and would have been 6.9% of total revenues in 1996, as compared to 7.2% in 1995. Such improvement is primarily attributable to the difference in months reported and increased revenues and the decrease in the cost of services (as a percentage of total revenues), partially offset by the selling, general and administrative expenses.

      Other Income/(Expense). Other income (expense) was $(1.0) million in 1996 compared to $(0.7) million for 1995. The increase is attributable to a full year of interest expense in 1996, related to debt incurred in connection with the Management Buy-Out versus seven months of interest expense in 1995. The debt was repaid with the proceeds from the IPO.

      Income Tax Expense. The Management Buy-Out in 1995 provided the Company with the opportunity to make a tax election to be treated as a cash basis taxpayer. For financial reporting purposes, the Company recognizes income tax expense on an accrual basis. The difference between cash basis and accrual basis created a deferred income tax liability which represents a temporary difference. Income tax expense was $1.0 million for 1996 compared to $0.9 million for 1995. The Company incurred income tax expense in 1996 even with an operating loss because a portion of the stock and stock option compensation charge was not deductible for tax purposes.

      Net Income(Loss). As a result of the preceding, net loss was $(3.4) million in 1996 as compared to net income of $1.0 million in 1995, primarily as a result of the non-recurring stock and stock option compensation charge discussed above. Net income (loss) as a percentage of total revenues was (5.0%) in 1996 as compared to 2.7% in 1995. Excluding expenses related to (a) the excess officer compensation described above, (b) the interest expense described above, and (c) the non-recurring, non-cash compensation charge described above, net income would have been approximately $2.7 million with income tax expense calculated at a combined federal and state income tax rate of 40.0%.

Liquidity and Capital Resources

      In July 1997, the Company completed an initial public offering of its common stock, which raised net proceeds of approximately $30.3 million. $12.5 million of the net proceeds were used to repay borrowings from RCG and under the Company's credit facility. Prior to the IPO, the Company's primary source of liquidity has been cash flows from operations, periodically supplemented by borrowings under a bank line of credit. During the year, ended December 31, 1997, the Company, through two of its subsidiaries, established a new $15 million revolving credit facility and began borrowing under the facility. All such borrowings were repaid at year-end.

      At December 31, 1997 and 1996, the Company had working capital of $30.7 million and $4.6 million, respectively. Working capital at December 31, 1997 represents an increase of $26.0 million from December 31, 1996. The increase in 1997 is primarily due to net proceeds received from the IPO. The increase was partially offset by purchases of property, equipment and merger related costs.

      Net cash provided by or used in operations consisted primarily of net income (loss) plus elements of cash flows related to accounts receivable and related billings, accounts payable and accrued compensation adjusted for non-cash items including depreciation, provision for possible losses, deferred income taxes, and stock and stock option compensation. The use of funds by operations of $7.0 million for the year ended December 31, 1997 can be attributed to the growth in accounts receivable due to increased sales volume, increased tax payments due to the change from cash basis to accrual basis, and other changes in the Company's working capital. Operating activities provided $3.5 million of the Company's cash resources for the year ended 1996, compared to $2.1 million in 1995. The Company realized a cash flow benefit from deferred federal and state income taxes for the two years ended December 31, 1996 and 1995. Since the IPO, the Company was required to change from the cash method of income tax reporting to the accrual method which resulted in a recapture of deferred federal and state income taxes in 1996 and 1995.

      The Company used $11.2 million, $1.1 million and $12.4 million for investing activities for the years ended December 31, 1997, 1996 and 1995, respectively. The Management Buy-Out used $11.8 million of cash from investing activities in 1995. Investment activities for the year ended 1997 have primarily been capital expenditures for information technology and other resources necessary for growth of the Company.

      Net cash provided by financing activities of $19.5 million for the year ended 1997 was principally the result of the proceeds received from the issuance of common stock in connection with the IPO. Net cash used by financing activities for the year ended December 31, 1996 of $1.4 million was principally the result of payment of long-term debt. During 1995, cash provided by financing activities of $11.0 million was primarily attributable to the issuance of stock and the debt incurred in conjunction with the Management Buy-Out.

      The Company believes the net proceeds from its IPO, together with funds generated by operations and funds provided under the credit facility, will provide adequate cash to fund its anticipated cash needs, which may include future acquisitions of complementary businesses, for at least the next twelve months. The Company, depending on market conditions, may consider other sources of financing, including equity financing. Pending such uses, the net proceeds are invested in short-term, interest-bearing investment grade securities. The
Company currently anticipates that it will retain all of its earnings for development of the Company's business and does not anticipate paying any cash dividends in the foreseeable future.

New Accounting Pronouncements

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), and Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standards for reporting comprehensive income and its components in the consolidated financial statements. SFAS 131 establishes standards for reporting information on operating segments in interim and annual financial statements. SFAS 130 and SFAS 131 will become effective for the Company beginning in 1998. SFAS 130 and SFAS 131 require disclosure only and will have no impact on the Company's consolidated financial position and results of operations.

Year 2000

      The Company relies on software technology to deliver its services and has taken actions to evaluate the nature and extent of the work required to make its systems and infrastructure "Year 2000" compliant. The Company believes this will not have a material impact on its financial position or results of operations.

Recent Event

      On March 22, 1998 the Company signed a non-binding Preliminary Agreement to combine with Putnam, Hayes & Bartlett, Inc. ("PHB"). The Company anticipates issuing 6.8 million shares of its Common Stock to PHB shareholders in connection with the transaction. PHB had gross revenues of approximately $63 million in 1997.


ITEM 8 -- CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

      The Consolidated Financial Statements of Hagler Bailly are annexed to the report as pages FS-1 through FS-23. An index to the Financial Statements is set forth on page 35.

ITEM 9 -- CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCUSSIONS

      Not applicable.


                                PART III


ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The Company's Directors and Executive Officers and their respective ages and positions follows:

Name                                  Age     Positions
Henri-Claude Bailly (1)               51      President,  Chief  Executive
                                              Officer and  Chairman of the Board
                                              (Term Expiring 1999).

Jassi S. Cheema                       57      Chief  Executive  Officer  of
                                              Hagler  Bailly  Consulting, Inc.
                                              and President and Chief Executive
                                              Officer of TB&A Group,Inc.,  both
                                              wholly-owned subsidiaries of
                                              Hagler Bailly, Inc.

Vinod K. Dar                          47      Director  (Nominee for  Election,
                                              Term Expiring  2001);  Senior Vice
                                              President and Managing Director of
                                              Hagler Bailly  Consulting,  Inc.,
                                              a wholly-owned subsidiary of
                                              Hagler Bailly, Inc.

Daniel M. Rouse                       47      Vice President, Chief Financial
                                              Officer and Treasurer

Alex M. Steinbergh                    57      Chief Executive Officer, HB
                                              Capital,  Inc., a wholly-owned
                                              subsidiary of Hagler Bailly, Inc.

Alain M. Streicher                    49      Director  (Term Expiring  2000),
                                              Acting Chief Operating Officer and
                                              Senior Vice President;  Chief
                                              Executive Officer of Hagler Bailly
                                              Services, Inc., a wholly-owned
                                              subsidiary of Hagler Bailly, Inc.

Stephen V.R. Whitman                  51      Vice President and General Counsel

Michael D. Yokell                     51      Director  (Term  Expiring  1999);
                                              Senior Vice President and Managing
                                              Director of Hagler Bailly
                                              Consulting, Inc.,  a  wholly-owned
                                              subsidiary of Hagler Bailly, Inc.

Robert W. Fri (1)(2)(3)               61      Director (Term Expiring 1999).

Fred M. Schriever (1)(2)(3)           67      Director (Nominee for Election,
                                              Term Expiring 2001).

Richard H. O'Toole                    51      Director (Term Expiring 2000).

----------------------------------
(1) Member of the  Executive  Compensation  Committee of the Board of Directors.
(2) Member of the Audit  Committee of the Board of Directors.
(3) Member of the Stock Option Committee of the Board of Directors.

      Henri-Claude Bailly has served as the Company's Chief Executive Officer since the Company was founded in 1980, and as President of the Company from 1984 to 1987 and from May 1995 to date, and as Chairman of the Board from 1984 to date. From September 1984 to May 1995, Mr. Bailly was also employed by RCG in a series of management positions, and ended his tenure there as Senior Vice President and director of RCG and Chairman of the Board and Chief Executive Officer of RCG/Hagler Bailly, Inc.. From 1972 to 1980, Mr. Bailly was employed in successive positions from Associate to Managing Director of Resource Planning Associates, an international energy, utilities and environmental management consulting firm. Mr. Bailly holds a Masters of Business Administration degree from Harvard University and Bachelor and Master of Architecture degrees from the University of Washington. Mr. Bailly serves on the Board of Directors of the United States Energy Association and was appointed as a member of the National Coal Council.

      Jassi S. Cheema has been employed by TB&A Group, Inc. ("TB&A") in various positions since 1980. Mr. Cheema currently serves as the President of TB&A and as of February 23, 1998, the Chief Executive Officer of Hagler Bailly Consulting, Inc. Prior to joining TB&A, Mr. Cheema worked for Getty Oil Co. as a Manager of its Corporate Technical Applications group. Mr. Cheema has his Master of Science degree from the University of Wisconsin and his Masters of Business Administration from the University of Southern California.

      Vinod K. Dar is one of the original founders of the Company. He rejoined the Company in 1995 and leads its corporate strategy and management consulting practice. After leaving the Company in 1984, Mr. Dar was employed in various senior executive positions in the energy industry. From 1984 to 1989, Mr. Dar was Executive Vice President and a director of Hadson Corporation and Chief Executive Officer of Hadson Gas Systems. In 1990, Mr. Dar was Senior Vice President of American Exploration Company. From mid 1990 to 1992, Mr. Dar was a Managing Director of Dar & Company. From 1992 to 1994, Mr. Dar was the Chairman of Sunrise Energy Services. From 1994 to
1995, Mr. Dar was Senior Advisor to the Company. From 1978 to 1980, Mr. Dar was a Senior Associate with Resource Planning Associates. Mr. Dar holds a Bachelor of Science degree in Engineering and a Master of Science degree in Management and Finance from the Massachusetts Institute of Technology.
Mr. Dar serves as a director and chairman of the Compensation Committee of HarCor Energy, an independent oil and gas company traded on The Nasdaq Stock MarketSM.

      Daniel M. Rouse has been employed as the Company's Chief Financial Officer and Treasurer since he joined the Company in 1991. From 1987 to 1991, Mr. Rouse was employed by Strategic Solutions, Inc. as Chief Financial Officer. From 1984 to 1987, Mr. Rouse was a principal at Loeb and Cohen, P.C. From 1979 to 1984, Mr. Rouse was employed by Jarrell Oil Company, Inc. as Vice President, Finance and Controller. Mr. Rouse holds a Bachelor of Science degree in Finance and Accounting from York University (Canada). Mr. Rouse is a Certified Public Accountant.

      Alex M. Steinbergh has been employed by the Company in various management positions since 1992 and currently serves as the Chief Executive Officer of HB Capital, Inc., a wholly-owned subsidiary of Hagler Bailly, Inc. Mr. Steinbergh leads the Company's acquisitions activities. Mr. Steinbergh is the co-founder and currently a general partner of Resource Capital Group, a holding company for real estate investment management and development companies in Cambridge, MA. From 1972 to 1980, Mr. Steinbergh was a colleague of Mr. Bailly at Resource Planning Associates where he held successive positions from Associate to Managing Director. From 1969 to 1972, Mr. Steinbergh was an Associate of McKinsey & Company. Mr. Steinbergh holds a Master of Business Administration degree from Harvard University, a Masters degree in Economics from Case Western Reserve University and a Bachelor degree in Economics from Cornell University.

      Alain M. Streicher has been employed by the Company in various management positions since it was founded in 1980. Since October 1997, Mr. Streicher has served as Acting Chief Operating Officer of Hagler Bailly, Inc., and since January 1997, has served as the Chief Executive Officer of Hagler Bailly Services, Inc. and leads the Company's energy and infrastructure planning and development practice. Mr. Streicher has served as a member of the Board of Directors of the Company since May 1995. From 1976 to 1980, Mr. Streicher was Chief Energy Analyst at the CEREN in Paris. Mr. Streicher holds a Bachelor of Science degree in Physics and Chemistry from the University of Orleans (France) and a Masters degree in Physics from the University of Grenoble (France) and a Masters degree in Industrial Management from the Ecole des Mines in Paris (France).

      Stephen V.R. Whitman has been Vice President and General Counsel of the Company since July 1, 1997. Mr. Whitman was in private law practice in his own firm from May 1993 until July 1997. From 1984 through May 1993 he was associated with the law firm of Kelley Drye and Warren. From 1979 to 1984, he was a lawyer in the Office of the General Counsel of the United States Agency for International Development ("USAID") and served as the USAID Regional Legal Advisor in Lima, Peru. From 1975 through 1978 Mr. Whitman was associated with the law firm of White & Case. He earned a Bachelor of Arts degree from Harvard College and a Juris Doctor degree from the University of Virginia School of Law.

      Michael D. Yokell has been employed by the Company in various positions since 1987, and currently leads the Company's economic analysis and litigation support practice and is a Senior Vice President of Hagler Bailly Consulting, Inc. Mr. Yokell served as President of the Company's predecessor, RCG/Hagler Bailly, Inc., from 1988 to 1995. Mr. Yokell was the President of Energy and Resource Consultants, a corporation acquired by the Company in 1987. Before entering management consulting, Mr. Yokell taught Economics at the University of California, Berkeley and Washington State University and was a Senior Economist at the United States Department of Energy. Mr. Yokell earned Ph.D. and Masters degrees in Economics from the University of Colorado and a Bachelor of Science degree in Physics from the Massachusetts Institute of Technology. Mr. Yokell serves on the Board of Directors of the Keystone Energy Center.

      Robert W. Fri has served as a member of the Board of Directors of the Company since May 1995. Mr. Fri is currently director of the National Museum of Natural History at the Smithsonian Institution, and Senior Fellow Emeritus at Resources for the Future, where he served as President from 1986 to 1995. Mr. Fri is a director of the American Electric Power Company, a member of the University of Chicago Board of Governors for the Argonne National Laboratory, and a trustee of Science Service, Inc., publisher of Science News and organizer of the Westinghouse Science Talent Search. In 1971, Mr. Fri became the First Deputy Administrator of the United States Environmental Protection Agency. In 1975, President Ford appointed Mr. Fri as the Deputy Administrator of the United States Energy Research and Development Administration. Mr. Fri served as acting administrator of both agencies for extended periods. From 1978 to 1986, Mr. Fri operated his own company, Energy Transition Corporation. Mr. Fri began his career with McKinsey & Company, where he was elected a Principal. Mr. Fri earned a Bachelor of Arts degree in Physics from Rice University and a Masters degree in Business Administration from Harvard University.

      Richard H.  O'Toole is  currently  a Director of ABB Europe  Limited.  Mr.
O'Toole has extensive international experience on trade, investment and regulatory issues and has also acted as advisor and consultant to a variety of public and private sector organizations. A former diplomat, Mr. O'Toole has served in posts in Paris, Geneva and Brussels. From 1976 to 1979, Mr. O'Toole was Special Assistant in the Office of Executive Director of the OECD's International Energy Agency. From 1979 to 1982, Mr. O'Toole was European Correspondent in the Political Division of the Irish Foreign Ministry. He was Irish Deputy Permanent Representative to the United Nations in Geneva from 1983 to 1984. In 1985, Mr. O'Toole was nominated Chef de Cabinet in the European Commission with responsibilities in the areas of competition policy, institutional issues and social policy. In 1989 he joined GPA Group plc and became Managing Director of its GPA Technologies Division. From 1993 to 1995 he was appointed Assistant Director General of the General Agreement on Tariffs and Trade (GATT) where he was a leading member of the Secretariat team supervising the conclusion of the Uruguay Round of trade negotiations and the creation of the World Trade Organization (WTO) as a successor to the GATT arrangements. Mr. O'Toole earned Bachelor and Masters of Science Degrees from University College, Galway.

      Fred M. Schriever retired in April 1996 from RCG. Mr. Schriever was employed by RCG in various positions since 1971, most recently as its Chairman and Chief Executive Officer. Prior to joining RCG, Mr. Schriever was a partner of Booz Allen & Hamilton. Since 1996, Mr. Schriever has been a consultant to various industry groups. Mr. Schriever is a Fellow of both the Institute of Directors and the Institute of Management Consultants in the United Kingdom, and a member of the United States Institute of Management Consultants ant the American Society of Mechanical Engineers and a Certified Management Consultant. Mr. Schriever earned Bachelor's and Master's degrees from Polytechnic University.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). SEC regulations require the Company's executive officers, directors and greater than ten percent stockholders to furnish the Company with copies of the reports they are required to file. Based solely on a review of the copies of such reports furnished to the Company, the Company believes that during 1997, its executive officers, directors, and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements, except that one report with respect to each of Messrs. Bailly, Fri, O'Toole and Yokell was filed late.

ITEM 11 -- EXECUTIVE COMPENSATION

Executive Compensation Summary Table

      The following table sets forth certain information with respect to the annual and long-term compensation paid to the President and Chief Executive Officer and the four other most highly paid executive officers during the year ended December 31, 1997 (the "Named Executive Officers").

                           Summary Compensation Table

                                                                  Annual               Long-Term
                                                               Compensation           Compensation
                                                                                                        All Other
                                              -------  ------------  --------------  --------------  ---------------
Name and Principal Position                                                Bonus        Options/        Compensation
                                               Year     Salary ($)           ($)         SARs (#)            ($)
---------------------------------------------
Henri-Claude Bailly                            1997        $375,000        $125,000     172,876           $64,357(1)
President, Chief Executive Officer and         1996         325,000         606,954      51,863           107,126(2)
Chairman of the Board of Hagler Bailly, Inc.

--------------------------------------------- -------- ------------- --------------- --------------- ----------------
Daniel M. Rouse                                1997         175,945          62,500      20,745            26,025(3)
Vice President, Chief Financial Officer and    1996         134,335         110,683        --              13,931(4)
Treasurer of Hagler Bailly, Inc.
--------------------------------------------- -------- ------------- --------------- --------------- ----------------
Vinod K. Dar                                   1997         352,694         140,000        --              13,357(4)
Senior Vice President and Managing Director    1996         308,753              --        --             467,931(5)
of Hagler Bailly Consulting, Inc.
--------------------------------------------- -------- ------------- --------------- --------------- ----------------
Alain M. Streicher                             1997         225,880         115,000        --              14,357(4)
Acting Chief Operating Officer of Hagler       1996         176,357         270,245        --              13,931(4)
Bailly, Inc., Chief Executive Officer and
Managing Director of Hagler Bailly
Services, Inc.
--------------------------------------------- -------- ------------- --------------- --------------- ----------------
Alex M. Steinbergh                             1997         210,543          59,474        --                     --
Chief Executive Officer of HB Capital, Inc.    1996              --              --        --                     --
--------------------------------------------- -------- ------------- --------------- --------------- ----------------

(1)      Represents  $50,000 paid pursuant to Mr. Bailly's  employment  agreement and $14,357 in matching  payments and profit sharing under the Company's 401(k) Profit Sharing Plan.  See "Employment Arrangements."
(2)      Represents  $93,195 paid pursuant to Mr. Bailly's  employment  agreement and $13,931 in matching  payments and profit sharing under the Company's 401(k) Profit Sharing Plan.
(3)      Represents  $11,668  paid for as  compensation  deducted  from  accrued  paid leave  hours and  $14,347 in matching payments and profit sharing under the Company's 401(k) Profit Sharing Plan.
(4)      Represents matching payments and profit sharing under the Company's 401(k) Profit Sharing Plan.
(5)      Represents  $454,000 paid to the Hagler Bailly,  Inc.  Deferred  Compensation  Plan Trust for Vinod K. Dar
         and $13,931 in matching payments and profit sharing under the Company's
         401(k) Profit Sharing Plan. In September  1996, the Company adopted the
         Hagler Bailly, Inc. Deferred  Compensation Plan Trust for Vinod K. Dar,
         an  individual  deferred  compensation  plan for Vinod K. Dar, a Senior
         Vice President of Hagler Bailly Consulting, Inc. Pursuant to this plan, the Company contributed  $454,000 of Mr. Dar's compensation payable for services  performed to a trust created for his benefit.  The trust used such deferred  compensation to purchase 345,754 shares of Hagler Bailly
         Common Stock from the Company at a price of $1.31 per share. Subject to the  terms of the  trust,  including  upon  Mr.  Dar's  termination  of employment or in the event of a change in control, Mr. Dar will receive a distribution of 345,745 shares of Hagler Bailly Common Stock from the trust.

Stock Option Grants During 1997

      The following table presents information with respect to stock option grants during the year ended December 31, 1997 to the Named Executive Officers.

                      Option/SAR Grants in Last Fiscal Year

                                                                                              Potential Realizable
                                                                                              Value Assumed Annual
                                                                                               Rate of Stock Price
                                                                                                Appreciation for

                                                                                                 Option Term (1)
                                     Individual Grants
                             Number of          % of Total
                                               Options/SARs      -------------  -----------  -----------  ----------
                             Securities
                             Underlying         Granted to         Exercise
                            Option/SARs          Employees
          Name              Granted (#)       in Fiscal Year        or Base     Expiration     5% ($)      10% ($)
                                                                 Price ($/Sh)      Date
-------------------------
                                97,509 (2)          14%                  $6.10   01/17/07       $374,070    $947,966
Henri-Claude A. Bailly          75,367 (3)          11%                   6.71   01/17/02        139,719     308,743

-------------------------
Daniel M. Rouse                 20,745               3%                   6.10   01/17/07         79,583     201,679
-------------------------
Vinod K. Dar                            --          --                      --      --                --          --
-------------------------
Alain M. Streicher                      --          --                      --      --                --          --
-------------------------
Alex M. Steinbergh                      --          --                      --      --                --          --
------------------------

(1) The potential realizable value is calculated based on the five-year term for Mr. Bailly's option to purchase 75,367 shares, and on the ten-year term for Mr. Bailly's and Mr. Rouse's options to purchase 97,509 and 20,745 shares, respectively. It is calculated by assuming that the stock price on the date of grant appreciates from the exercise price at the indicated annual rate, compounded annually for the entire term of the option.
(2) Non-qualified options granted pursuant to the Company's Stock Option Plan, with an exercise price based on Fair Market Value as determined by an independent third party appraisal.
(3) Incentive stock options granted pursuant to the Company's Stock Option Plan, with an exercise price based on 110% of the Fair Market Value as determined by an independent third party appraisal.

Stock Option Exercises and Values in 1997

      The following table sets forth the number of shares covered by exercisable and unexercisable options held by the Named Executive Officers on December 31, 1997 and the aggregate gains that would have been realized had these options been exercised on December 31, 1997, even though the options were not exercised, and the unexercisable options could not have been exercised on December 31, 1997. A total of 72,213 stock options were exercised by the Named Executive Officers during the fiscal year ended December 31, 1997.




                     Aggregate Option Exercises During 1997
                         and Values on December 31, 1997

                                                          Number of Securities             Value of Unexercised
                                                    --------------------------------- -------------------------------
                                                         Underlying Unexercised        In-the-Money Options/SARs at
                                                         Options/SARs at FY-End                   FY-End
                                                                   (#)                             ($)(1)

----------------------- ------------ -------------- --------------- ----------------- -------------- ----------------
                           Shares
                        Acquired on
                        Exercise (#) --------------
         Name                          Value Realized      Exercisable Unexercisable    Exercisable    Unexercisable
------------------------
                             17,000      $  356,065(2)      234,542         --     $5,234,977         --
Henri-Claude A. Bailly       34,575         174,258(3)         --           --           --           --
                             17,288          85,403(4)         --           --           --           --
                                                              9,795       65,572      154,663   $1,035,382
                                                             24,780       72,729      406,392    1,192,756

Daniel M. Rouse ......         --              --            12,087       20,745      270,024      340,218

Vinod K. Dar

Alain M. Streicher ...        3,350          74,839(5)      117,580         --      2,626,737         --

Alex M. Steinbergh ...         --              --              --           --           --           --

(1)     Options  are  in-the-money  if the market  value of the  shares  covered thereby is greater than the option exercise  price.  Value is calculated based on the fair market  value of the Common Stock at December 31, 1997 of $22.50 (as reported on The Nasdaq Stock MarketSM),  less the exercise price.
(2)     Value is  calculated  based on the fair  market  value of the Common  Stock at  December  22, 1997 (date of exercise) of $21.125 (as reported on The Nasdaq Stock MarketSM), less the exercise price.
(3)     (4) Value is  calculated  based on fair market  value of Common Stock at
        January  23,  1997 (date of  exercise),  of $6.10 (as  determined  by an independent third party appraisal), less the exercise price.
(5)     Value is  calculated  based on the fair  market  value of the Common  Stock at  December  31, 1997 (date of exercise) of $22.50 (as reported on The Nasdaq Stock MarketSM), less the exercise price.

Employment Arrangements

      The Company entered into an employment agreement with Mr. Bailly on May 25, 1995 in connection with the management repurchase of the Company from RCG and such agreement was amended and restated effective upon consummation of Hagler Bailly's initial public offering (the "Agreement"). Mr. Bailly will serve as Chairman of the Board and Chief Executive Officer of the Company and Hagler Bailly Consulting, Inc. (or such other position mutually agreed upon) for a term of three (3) years (ending July 9, 2000) and will receive for his services an initial base salary of $375,000 per year, subject to increase each January 1 by an amount that is no less than greater of 5.0% over the annual rate of base salary in effect the preceding year, and the increase in the Consumer Price Index for the year. Mr. Bailly is entitled to a bonus for each calendar year equal to an amount determined by the Executive Compensation Committee of the Board. Mr. Bailly is also entitled to receive, from time to time, options to purchase Hagler Bailly Common Stock pursuant to the Stock Option Plan as determined by the Stock Option Committee of the Board. Mr. Bailly is entitled to participate in all of the benefit programs which are presently or may in the future be provided by the Company. In addition, Mr. Bailly is also entitled to a bonus equal to the average bonus percentage received during the term of the Agreement multiplied by his then current base salary if his employment is terminated without cause or upon change in control (as defined in the Agreement).

Director Compensation

      Directors who are not executive officers of the Company are paid a fee of $1,000 for each Board meeting attended in person and all directors are reimbursed for travel expenses incurred in connection with attending board and committee meetings. Directors are not entitled to additional fees for serving on committees of the Board of Directors. Messrs. Schriever, Fri and O'Toole, each non-employee directors of the Company, were granted options to purchase 8,186, 8,186, and 3,000 shares of Common Stock, respectively, in 1997. Pursuant to the terms of the Stock Option Plan, subsequent to the Company's initial public offering, each director of Hagler Bailly who is not otherwise employed by the Company is granted an option at the time of each annual election of directors to purchase 3,000 shares of Common Stock.


ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

      Set forth below is the name, address, stock ownership and voting power of each person or group of persons known by the Company to own beneficially more than 5% of the outstanding shares of the Company's Common Stock.

                                  Name and Address                     Amount and Nature of
-----------------  -----------------------------------------------     Beneficial Ownership      -------------------
Title of Class                   of Beneficial Owner                                              Percent of Class
Common Stock       FMR Corp. (1)                                              787,500                   8.88
                   82 Devonshire Street, Boston, MA  02109
------------------ ------------------------------------------------ ---------------------------- --------------------
Common Stock       Henri-Claude Bailly (2)                                    824,336                   9.33
                   c/o Hagler Bailly, Inc.
                   1530 Wilson Blvd., Arlington, VA 22209
------------------ ------------------------------------------------ ---------------------------- --------------------
Common Stock       Vinod K. Dar (3)                                           468,631                    5.3
                   c/o Hagler Bailly, Inc.
                   1530 Wilson Blvd., Arlington, VA 22209
------------------ ------------------------------------------------ ---------------------------- --------------------
Common Stock       Alain M. Streicher (4)                                     490,677                   5.55
                   c/o Hagler Bailly, Inc.
                   1530 Wilson Blvd., Arlington, VA 22209
------------------ ------------------------------------------------ ---------------------------- --------------------
Common Stock       Michael D. Yokell (5)                                      615,389                   6.96
                   c/o Hagler Bailly, Inc.
                   1530 Wilson Blvd., Arlington, VA 22209
------------------ ------------------------------------------------ ---------------------------- --------------------

(1)      On  February  10,  1998,  FMR  Corp.  filed a  Schedule  13G  with  the
         Securities and Exchange Commission  reporting  beneficial  ownership of
         787,500 shares of the Company's Common Stock.
(2)      Includes  72,500  shares of Common  Stock held  jointly in trust by Mr.
         Bailly and Mr. Streicher on the behalf of Mr. Streicher's children, and options to purchase  303,692 shares of the Company's Common Stock which are currently  exercisable  or  exercisable  within 60 days of March 2,
         1998.
(3)      Includes 345,754 shares of Common Stock held in the Hagler Bailly, Inc.
         Deferred Compensation Plan Trust for Mr. Dar's benefit.
(4)      Includes  72,500 shares of Common Stock held jointly in trust on behalf of Mr.  Streicher's  children.  Inc,  and options to  purchase  117,580 shares of the Company's Common Stock which are currently or exercisable within 60 days of March 2, 1998.
(5)      Includes 29,389 shares of Common Stock held by Mr. Yokell in trust on behalf of his Children.

      The following table sets forth certain information regarding the beneficial ownership of Hagler Bailly Common Stock at March 2, 1998, by (i) each director and the Named Executive Officers and (ii) all executive officers and directors as a group.

                                  Name and Address                     Amount and Nature of
-----------------  -----------------------------------------------     Beneficial Ownership      -------------------
Title of Class                   of Beneficial Owner                                              Percent of Class

Common Stock       Henri-Claude Bailly  (1)                                   824,336                   9.29
                   c/o Hagler Bailly, Inc.
                   1530 Wilson Blvd., Arlington, VA 22209
------------------ ------------------------------------------------ ---------------------------- --------------------
Common Stock       Vinod K. Dar  (2)                                          468,631                   5.28
                   c/o Hagler Bailly, Inc.
                   1530 Wilson Blvd., Arlington, VA 22209
------------------ ------------------------------------------------ ---------------------------- --------------------
Common Stock       Robert W. Fri (3)                                          11,642                    0.13
                   c/o Hagler Bailly, Inc.
                   1530 Wilson Blvd., Arlington, VA 22209
------------------ ------------------------------------------------ ---------------------------- --------------------
Common Stock       Richard H. O'Toole (4)                                      3,000                    0.03
                   c/o Hagler Bailly, Inc.
                   1530 Wilson Blvd., Arlington, VA 22209
------------------ ------------------------------------------------ ---------------------------- --------------------
Common Stock       Daniel M. Rouse (5)                                        12,087                    0.14
                   c/o Hagler Bailly, Inc.
                   1530 Wilson Blvd., Arlington, VA 22209
------------------ ------------------------------------------------ ---------------------------- --------------------
Common Stock       Fred M. Schriever (6)                                      24,398                    0.28
                   c/o Hagler Bailly, Inc.
                   1530 Wilson Blvd., Arlington, VA 22209
------------------ ------------------------------------------------ ---------------------------- --------------------
Common Stock       Alex M. Steinbergh                                          7,206                    0.08
                   c/o HB Capital, Inc.
                   77 Franklin Street, Boston, MA 02110
------------------ ------------------------------------------------ ---------------------------- --------------------
Common Stock       Alain M. Streicher (7)                                     490,677                   5.53
                   c/o Hagler Bailly, Inc.
                   1530 Wilson Blvd., Arlington, VA 22209
================== ================================================ ============================ ====================
Common Stock       Michael D. Yokell (8)                                      615,389                   6.96
                   c/o Hagler Bailly, Inc.
                   1530 Wilson Blvd., Arlington, VA 22209
================== ================================================ ============================ ====================
All Directors and Executive Officers as a Group                              2,552,293                  28.78


(1)      Includes  72,500 shares of Common Stock held in trust by Mr. Bailly and
         Mr. Streicher on the behalf of Mr. Streicher's children, and options to purchase  303,692  shares  of the  Company's  Common  Stock  which  are currently exercisable or exercisable within 60 days of March 2, 1998.
(2)      Includes 345,754 shares of Common Stock held in the Hagler Bailly, Inc.
         Deferred Compensation Plan Trust for Mr. Dar's benefit.
(3)      Consists of options to purchase  11,642 shares of the Company's  Common
         Stock which are currently  exercisable or exercisable within 60 days of
         March 2, 1998.
(4)      Consists of options to purchase  3,000 shares of the  Company's  Common
         Stock which are currently  exercisable or exercisable within 60 days of
         March 2, 1998.
(5)      Consists of options to purchase  12,087 shares of the Company's  Common
         Stock which are currently  exercisable or exercisable within 60 days of
         March 2, 1998.
(6)      Excludes 50,000 shares of Common Stock held by Mr. Schriever's  spouse, as to which Mr.  Schriever  disclaims  beneficial  ownership.  Includes options to purchase  8,186 shares of the  Company's  Common Stock which are currently  exercisable  or  exercisable  within 60 days of March 2,
         1998.
(7)      Includes 72,500 shares of Common Stock held jointly in trust on behalf of Mr. Streicher's children.
(8)      Includes 29,389 shares of Common Stock held by Mr. Yokell in trust on behalf of his Children.


ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Daniel M. Rouse, Vice President and Chief Financial Officer of the Company, was indebted to the Company in the amount of $287,427.14 at December 31, 1997. This amount consisted of $74,496.63 constituting the outstanding balance on a personal loan incurred prior to 1997. Interest was payable on this loan at the rate of 8.5 percent. The remainder consisted of $5,315.14 in accrued interest and $206,930.51 of bonus advances and charges to Mr. Rouse's personal account made in the course of 1997, on which no interest was paid during 1997. The largest aggregate amount of Mr. Rouse's debt outstanding to the Company during 1997 was $287,427.14. All of Mr. Rouse's indebtedness was combined into one loan on February 2, 1998 with an interest rate of eight percent (8%) per annum and a five (5) year term. Mr. Rouse repaid this loan in full on March 25, 1998.

      Alain M. Streicher, a director and Senior Vice President of the Company, was indebted to the Company in the amount of $103,422.26 on December 31, 1997. This amount consisted of an outstanding balance of $21,295.26 on a loan established in 1995 with an interest rate of 9 percent per year and accrued interest of $7,109. The remainder of $75,000 constituted an advance on a bonus, bore no interest and was for an indeterminate term. The largest aggregate amount of Mr. Streicher's debt to the Company during 1997 was $181,809. The outstanding amount of Mr. Streicher's indebtedness is currently $100,571.54.

      Michael D. Yokell, a director and Senior Vice President of the Company's wholly-owned subsidiary, Hagler Bailly Consulting, Inc., obtained a loan of $500,000 from the Company in April 1997. The loan had an interest rate of 8.45 percent and was repaid in full in June 1997. The largest aggregate amount of Mr. Yokell's debt to the Company during 1997 was $500,000.



                                     PART IV


ITEM 14 -- EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The consolidated financial statements filed as part of this report are listed in the accompanying index to Consolidated Financial Statements. The exhibits filed as part of this report are listed, in the accompanying
      Exhibit Index, which follows the signature pages to this report.

                               HAGLER BAILLY, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


   Report of Independent Accountants.......................................FS-1

   Consolidated Balance Sheets at December 31, 1997
   and 1996................................................................FS-2

   Consolidated Statements of Operations for the years
   ended December 31, 1997, 1996 and 1995..................................FS-3

   Consolidated Statements of Stockholders' Equity
   for the years ended December 31, 1997, 1996 and 1995....................FS-4

   Consolidated Statements of Cash Flows for the years
   ended December 31, 1997, 1996 and 1995..................................FS-5

   Notes to Consolidated Financial Statements..............................FS-6



(b) During the fourth quarter ended December 31, 1997, the Registrant filed the following Current Reports on Form 8-K: Current Report on Form 8-K dated December 16, 1997 concerning the acquisition of Apogee Research, Inc.

                                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         HAGLER BAILLY, INC.


Dated: March 30, 1998                    By: /s/ Henri-Claude Bailly
                                         Henri-Claude Bailly,
                                         Chief Executive Officer, President and
                                         Chairman of the Board

Dated: March 30, 1998                    By: /s/ Daniel M. Rouse
                                         Daniel M. Rouse,
                                         Vice President, Chief Financial Officer
                                         and Treasurer (Principal Financial and
                                         Accounting Officer)

Date:   March 30, 1998                   By: /s/ Vinod K. Dar
                                         Vinod K. Dar,
                                         Director

Dated: March 30, 1998                    By: /s/ Robert W. Fri
                                         Robert W. Fri,
                                         Director

Dated: March 30, 1998                    By: /s/ Richard H. O'Toole
                                         Richard H. O'Toole,
                                         Director

Dated: March 30, 1998                    By: /s/ Fred M. Schriever
                                         Fred M. Schriever,
                                         Director

Dated: March 30, 1998                    By: /s/ Alain M. Streicher
                                         Alain M. Streicher,
                                         Director

Dated: March 30, 1998                    By: /s/ Michael D. Yokell
                                         Michael D. Yokell,
                                         Director

                                           EXHIBIT INDEX

     Exhibit
        No.                                                                             Description

        2            Sale Agreement between RCG International, Inc., and Hagler Bailly Consulting Inc. (1)

        2.1          Agreement  and Plan of Merger by and among Hagler  Bailly,  Inc.,  Hagler  Bailly  Acquisition
                     Corp. 1997-1 and Apogee Research, Inc., dated as of November 18, 1997. (5)

        3.1          Amended and Restated Certificate of Incorporation of the Company (1)

        3.2          By-Laws of the Company (1)

        4            Specimen Stock Certificates (2)

        4.1          Escrow  Agreement  dated  December 1, 1997 by and among Hagler  Bailly,  Inc.,  Hagler  Bailly
                     Acquisition Corp.  1997-1,  Richard R. Mudge as Stockholders'  Representative and State Street
                     Bank and Trust Company, as Escrow Agent. (5)

        4.2          Registration  Rights Agreement dated November 18, 1997 by and between Hagler Bailly,  Inc. and
                     Richard R. Mudge, acting as Stockholders' Representation. (5)

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

        10.17        Credit Agreement by and among Hagler Bailly  Consulting,  Inc.,  Hagler Bailly Services,  Inc.
                     and State Street Bank and Trust Company, dated as of September 30, 1997. (4)

        10.18        Promissory Note by Hagler Bailly  Consulting,  Inc. and Hagler Bailly Services,  Inc. to State
                     Street Bank and Trust Company, dated September 30, 1997. (4)

        10.19        Security  Agreement by and between  Hagler Bailly  Consulting,  Inc. and State Street Bank and
                     Trust Company, dated as of September 30, 1997. (4)

        10.20        Security  Agreement  by and between  Hagler  Bailly  Services,  Inc. and State Street Bank and
                     Trust Company, dated as of September 30, 1997. (4)

        10.21        Guaranties by Hagler  Bailly,  Inc. to State Street Bank and Trust  Company,  dated  September
                     30, 1997. (4)

        10.22        Guaranties by HB Capital,  Inc. to State Street Bank and Trust  Company,  dated  September 30,
                     1997. (4)

        10.23        Subordination  Agreement  and Negative  Pledge/Sale  Agreement by and between  Hagler  Bailly,
                     Inc.  and State  Street  Bank and Trust  Company for Hagler  Bailly  Consulting,  Inc.,  dated
                     September 30, 1997. (4)

        10.24        Subordination  Agreement  and Negative  Pledge/Sale  Agreement by and between  Hagler  Bailly,
                     Inc.  and State  Street  Bank and Trust  Company  for  Hagler  Bailly  Services,  Inc.,  dated
                     September 30, 1997. (4)

        10.25        Guaranty of Monetary  Obligations to Bresta Futura V.B.V. by Hagler Bailly,  Inc.,  dated July
                     23, 1997. (4)

        21           Subsidiaries

        24           Powers of Attorney (included on Signature Pages) (1)

        27           Financial Data Schedule

-------------------------------------------------------------------------------------------------------------------

         (1) Included in Amendment No.1 to the Company's Registration Statement as Form S-1 (No. 333-22207) filed with Securities and Exchange Commission on May 21, 1997.
         (2) Included in Amendment No.2 to the Company's Registration Statement Form S-1 (No. 333-22207) filed with the Securities and Exchange Commission on June 12, 1997.
         (3) Included in Amendment No. 3 to the Company's Registration Statement on Form S-1 (No. 333-22207) filed with the Securities and Exchange Commission on July 1, 1997.
         (4) Included in the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the quarter ended September 30, 1997, on November 14, 1997.
         (5) Included in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 1998.

                         Report of Independent Auditors

Board of Directors and Shareholders
Hagler Bailly, Inc.

We have audited the accompanying consolidated balance sheets of Hagler Bailly, Inc. ("the Company") and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hagler Bailly, Inc. and its subsidiaries December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

We previously audited and reported on the December 31, 1996 consolidated balance sheet and the related consolidated statements of operations, stockholders' equity, and cash flows of Hagler Bailly, Inc. and its subsidiaries for the period from May 26, 1995 to December 31, 1995 and the year ended December 31, 1996, prior to their restatement for the 1997 pooling of interests as described in Note 16. The contribution of the Hagler Bailly, Inc. to total assets, revenues, and net (loss)income represented 88%, 82%, 81%, and 90%, 91%, 93% of the respective restated totals as of and for the years ended December 31, 1995 and 1996, respectively. Financial statements of the other pooled Company included in the 1995 and 1996 restated consolidated financial statements were audited and reported on separately by other auditors. We also have audited, as to combination only, the accompanying consolidated balance sheet as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1995 and 1996, after restatement for the 1997 pooling of interests; in our opinion, such consolidated financial statements have been properly combined on the basis described in Note 16 to the consolidated financial statements.

March 5, 1998
Vienna, Virginia                                        /s/ Ernst & Young LLP

                               Hagler Bailly, Inc.

                           Consolidated Balance Sheets
                                                                                         December 31,


                                                                           --------------------------------------
                                                                                  1996               1997
                                                                           --------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                   $  1,685,962        $  3,035,179
   Investments                                                                            -           6,551,446
   Accounts receivable, net                                                      17,479,485          30,429,516
   Note receivable                                                                        -           1,000,000
   Prepaid expenses                                                                 391,053             719,914
   Other current assets                                                             234,490           1,867,444
                                                                           --------------------------------------
Total current assets                                                             19,790,990          43,603,499
Property and equipment, net                                                       2,631,046           2,650,475

Software development costs, net                                                           -           2,463,174


Intangible assets, net                                                            7,661,092           6,925,960
Other assets                                                                        620,973           1,192,620
Deferred income taxes                                                                     -             601,002
                                                                           --------------------------------------
Total assets                                                                    $30,704,101         $57,436,730
                                                                           ======================================

Liabilities and stockholders' equity Current liabilities:
   Bank line of credit                                                         $  2,600,000    $
                                                                                                              -
   Accounts payable and accrued expenses                                          3,193,538           3,809,475
   Accrued compensation and benefits                                              4,262,524           4,638,433
   Billings in excess of cost                                                     2,173,427           1,757,208

   Current portion of long-term debt                                              1,337,466                   -
   Deferred income taxes                                                          1,554,600           1,318,792
   Income taxes payable                                                              44,305           1,407,794
                                                                           --------------------------------------
Total current liabilities                                                        15,165,860          12,931,702
Long-term debt, net of current portion                                            7,329,280                   -
                                                                           --------------------------------------
Total liabilities                                                                22,495,140          12,931,702

Stockholders' equity :
Common stock:

     Class A par value $.01, 20,000,000 shares authorized, 5,357,073 and
       8,412,851 issued and outstanding, at 1996 and 1997                            53,571              84,128

     Additional capital                                                          10,221,674          41,059,053
     Retained (deficit) earnings                                                 (2,066,284)          3,361,847
                                                                           --------------------------------------
Total stockholders' equity                                                        8,208,961          44,505,028
                                                                           --------------------------------------
Total liabilities and stockholders' equity                                      $30,704,101         $57,436,730
                                                                           ======================================

See accompanying notes.

                               Hagler Bailly, Inc.
                      Consolidated Statements of Operations


                                                                            Year Ended December 31,
                                                          -----------------------------------------------------------
                                                          -----------------------------------------------------------
                                                                 1995                1996                1997
                                                          -----------------------------------------------------------


Revenues:
   Consulting revenues                                          $24,754,824         $45,123,323          $51,411,905
   Subcontractor and other revenues                              11,119,479          22,820,829           33,644,667
                                                          -----------------------------------------------------------
Total revenues                                                   35,874,303          67,944,152           85,056,572
Cost of revenues                                                 29,295,114          54,090,617           64,096,544
                                                          -----------------------------------------------------------
Gross profit                                                      6,579,189          13,853,535           20,960,028
Selling, general and administrative expenses                      3,991,070           9,138,606           12,318,954
Stock and stock option compensation                                       -           6,172,000               79,869
                                                          -----------------------------------------------------------
Income (loss) from operations                                     2,588,119          (1,457,071)           8,561,205
                                                          -----------------------------------------------------------
Other income (expense):
   Interest income                                                   25,374             122,597              903,923
   Interest expense                                                (759,384)         (1,135,192)            (684,572)
                                                          -----------------------------------------------------------
Income (loss) before income tax expense                           1,854,109          (2,469,666)           8,780,556
Income tax expense                                                  869,900             961,319            3,352,425
                                                          -----------------------------------------------------------
Net income (loss)                                               $   984,209        $ (3,430,985)         $ 5,428,131
                                                          ===========================================================
Net income (loss) per share:
   Basic                                                            $  0.33            $  (0.67)              $ 0.78
                                                          ===========================================================
   Diluted                                                           $ 0.28            $  (0.67)              $ 0.70
                                                          ===========================================================
Weighted average shares outstanding:
   Basic                                                          2,971,223            5,119,054           6,976,387
                                                          ===========================================================
   Diluted                                                        3,498,149            5,119,054           7,809,867
                                                          ===========================================================


See accompanying notes.

                               Hagler Bailly, Inc.
                 Consolidated Statements of Stockholders' Equity

                                                          Common Stock                                   Retained          Total
                                            -------------------------------------------
                                                       Shares                          Additional        Earnings      Shareholders'

                                            ------------------------------
                                            Class A       Class B        Amount        -------           (Deficit)          Equity
                                                                                       Capital


    ......................................

   Balance, December 31, 1994 ............   358,774            --      $      3,588    $    218,536    $    499,640   $    721,764
   Issuance of Common at MBO ............. 4,149,040            --            41,490       2,958,510            --        3,000,000
   Less: Notes receivable for Common Stock      --              --              --           (97,447)           --          (97,447)
   Issuance of Common Stock ..............   208,803         103,726           3,125         274,042            --          277,167
   Repurchase of Common Stock ............   (29,344)           --              (293)        (59,165)       (119,148       (178,606)
   Net income ............................      --              --              --              --           984,209        984,209
                                                                                                                            --------
   Balance, December 31, 1995 ............ 4,687,273         103,726          47,910       3,294,476       1,364,701      4,707,087
   Repayment of notes receivable for
      Common Stock .......................      --              --              --            97,447            --           97,447
   Issuance of Common Stock ..............   761,992            --             7,620         869,446            --          877,066
   Repurchase of Common Stock ............  (185,545)           --            (1,855)       (212,070)           --         (213,925)
      Substitution and issuance of
      compensatory stock and options .....    93,353        (103,726)           (104)      6,172,375            --        6,172,271
      (Note10)
   Net loss ..............................      --              --              --              --        (3,430,985)    (3,430,985)
                                                                                                                             -------
   Balance, December 31, 1996 ............ 5,357,073            --            53,571      10,221,674      (2,066,284)     8,208,961
   Issuance of Common Stock (IPO) ........ 2,500,000            --            25,000      30,240,031            --       30,265,031
   Compensatory stock and options ........      --              --              --            79,869            --           79,869
   Issuance of Common Stock (options) ....   484,701            --             4,847         132,879            --          137,726
   Net income ............................      --              --              --              --         5,428,131      5,428,131
   Issuance of Common Stock ..............    71,077            --               710         384,600            --          385,310
                                                                                                                            --------
                                          ============    ============    ============    ============    ============   ===========
   Balance, December 31, 1997 ............ 8,412,851            --      $     84,128    $ 41,059,053    $  3,361,847   $ 44,505,028
                                                                                                                         ===========
      See accompanying notes

                               Hagler Bailly, Inc.
                      Consolidated Statements of Cash Flows

                                                                              Years Ended December 31,
                                                             -----------------------------------------------------------
                                                                   1995                1996                1997

                                                             -----------------------------------------------------------
Operating activities
Net income (loss)                                                  $  984,209         $(3,430,985)        $5,428,131
Adjustments to reconcile net income (loss) to net cash
   rovideerating activities:
   provided by (used in) operating activities
     Depreciation and amortization                                    816,378           1,354,545          1,892,132
     Provision for possible losses                                    129,484           1,092,713            503,460
     Provision for deferred income taxes                              723,300             816,100           (836,810)
     Stock and stock option compensation                                    -           6,172,000             79,869
     Changes in operating assets and liabilities:
       Accounts receivable                                         (2,280,925)         (3,049,437)       (13,453,491)
       Prepaid expenses                                                 4,828            (126,588)          (328,861)
       Other current assets                                          (138,634)            200,630         (1,632,954)
       Other assets                                                  (220,197)           (341,815)          (571,647)
       Accounts payable and accrued expenses                       (1,544,047)           (704,868)           615,937
       Accrued compensation and benefits                            2,499,276             765,724            375,909
       Income taxes payable                                          (102,641)             15,934          1,363,489
       Billing in excess of cost                                    1,228,756             775,451           (416,219)
                                                             -----------------------------------------------------------
                                                             -----------------------------------------------------------
Net cash provided by (used in) operating activities                 2,099,787           3,539,404         (6,981,055)
                                                             -----------------------------------------------------------
Investing activities
Note receivable                                                             -                   -         (1,000,000)
Purchase of investments                                                     -                   -       (161,850,846)
Sale of investments                                                         -                   -        155,299,400
Purchase of RCG/Hagler Bailly, Inc.

rereceived)
     (net of $1,126,873 cash received)                            (11,802,250)                  -                  -
Expenditures for software development                                       -                   -         (2,512,174)
Acquisition of property and equipment                                (637,042)         (1,131,251)        (1,127,429)
                                                             -----------------------------------------------------------
Net cash used by investing activities                             (12,439,292)         (1,131,251)       (11,191,049)
                                                             -----------------------------------------------------------
Financing activities
Issuance of Common Stock, net                                       3,190,171             877,066         30,788,067
Retirement of Common Stock                                           (178,606)                  -                  -
Repurchase of Common Stock                                                  -            (213,925)                 -
Repayment of notes receivable for Common Stock                              -              97,447                  -
Net borrowing (payments) on bank line of credit                     1,420,328             433,701         (2,600,000)
Proceeds from long-term debt financing                              7,100,000                   -                  -
Principal payments on long-term debt                                 (540,619)         (2,622,298)        (8,666,746)
                                                             -----------------------------------------------------------
Net cash provided by (used in) financing activities                10,991,274          (1,428,009)        19,521,321
                                                             -----------------------------------------------------------
Net increase in cash and cash equivalents                             651,769             980,144          1,349,217
Cash and cash equivalents, beginning of year                           54,049             705,818          1,685,962
                                                             ===========================================================
Cash and cash equivalents, end of year                             $  705,818          $1,685,962         $3,035,179
                                                             ===========================================================
See accompanying notes.

                               Hagler Bailly, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 1996 and 1997


1.   Organization

Hagler Bailly, Inc. ("Hagler Bailly" or the "Company") is a worldwide provider of management consulting and other advisory services to the private and public sectors. The Company operates in principally one business segment. The firm is headquartered in the Washington, D.C. metropolitan area and has offices in the United States, Asia, Europe, and Latin America.

Hagler Bailly was organized under the laws of the state of Delaware and formed for the primary purpose of facilitating the acquisition of RCG/Hagler Bailly, Inc. ("Predecessor") by its management. The Predecessor was a wholly-owned subsidiary of RCG International, Inc. ("RCG"). The date of inception of the Company was May 5, 1995. The Company had no operations from May 5, 1995 to May 25, 1995. Effective on the close of business on May 25, 1995, the Company, through a wholly-owned subsidiary, acquired all of the voting stock of the Predecessor and the Company began operations on May 26, 1995.

On July 3, 1997 the Company consummated an initial public offering of 2,500,000 shares at an offering price of $14 per share. The offering netted the Company $30.3 million to be used to pay off all debt then outstanding, fund acquisitions, and provide ongoing working capital needs.

On December 1, 1997, the Company acquired all of the outstanding common stock of Apogee Research, Inc. ("Apogee") (see Note 16). The business combination was accounted for as a pooling of interests. Accordingly, the consolidated financial statements include the accounts of the Company, its subsidiaries and Apogee for all periods presented.

2.   Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated  financial  statements  include the accounts of the Company and
its  wholly-owned  subsidiaries.   All  significant  intercompany  accounts  and
transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes, in particular, estimates of revenues and contract cost used in the earnings recognition process. Actual results could differ from those estimates.


Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments which have an original maturity when acquired of three months or less.

Marketable Securities

Marketable securities are classified as available-for-sale and are recorded at fair market value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders' equity, if material.

Realized gains and losses and declines in market value judged to be other than temporary are included in investment income. Interest and dividends are included in investment income (see Note 3).

Property and Equipment

Property and equipment are recorded at original cost and depreciated using primarily the straight line method over their estimated useful lives of three to seven years. Leasehold improvements are recorded at cost and amortized over the shorter of their useful lives or the term of the related leases by use of the straight-line method.

Revenue Recognition

Consulting  revenue  represents  revenue generated by professional  staff of the
Company.   Subcontractor  and  other  revenue  represents  revenue   principally
generated through the use of subcontractors and independent consultants.

Revenue from cost-plus fixed-fee contracts is recognized as costs are incurred on the basis of direct costs plus allowable indirect costs and a pro rata portion of estimated fee.

Revenue from fixed-bid type contracts is recognized on the percentage-of-completion method of accounting with costs and estimated profits included in revenue based on the relationship that contract costs incurred bear to management's estimate of total contract costs. Losses, if any, are accrued when they become known and the amount of the loss is reasonably determinable.

Revenue from standard daily rate contracts is recognized at amounts represented by the agreed-upon billing amounts and costs are recognized as incurred.

Amounts billed or received in excess of revenue recognized in accordance with the Company's revenue recognition policy are classified as billings in excess of cost in the accompanying balance sheets.

Income Taxes

The Company provides for income taxes in accordance with the liability method. Under this method, deferred tax assets and liabilities are determined based on temporary differences between financial and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Earnings Per Share

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share". Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share:

                                                           1995                1996                 1997
                                                      ---------------- -- ---------------- --- ----------------

Numerator:
  Net income (loss)                                          $984,209        $(3,430,985)           $5,428,131
                                                      ================ == ================ === ================

Denominator:
  Denominator for basic earnings per share -
      weighted average shares                               2,971,223           5,119,054            6,976,387
  Effect of dilutive securities:
       Stock options                                          526,926                   -              833,480
                                                      ================ == ================ === ================
  Denominator for diluted earnings per share -
      adjusted weighted average shares and assumed
      conversions                                           3,498,149           5,119,054            7,809,867
                                                      ================ == ================ === ================

Recent Pronouncements

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" which established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. This statement is effective for fiscal years beginning after December 15, 1997. The Company believes that the adoption of this statement will not have a material impact on its financial position or results of operations.

In June 1997, the FASB issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" which established standards for public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes the standards for related disclosures about products and services, geographic areas and major customers. This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company believes that the adoption of this statement will not have a material impact on its financial position or results of operations.

In October 1997, the AICPA issued SOP 97-2, "Software Revenue Recognition," which changes the requirements for revenue recognition effective for transactions that the Company will enter into beginning January 1, 1998. The Company believes that the impact of the adoption of the SOP will not be material to the 1998 financial statements.

3.   Investments

The composition of investments are as follows:


                                                        December 31, 1997
 Municipal debt security                                     $1,000,569
 Mortgage backed debt security                                5,406,522
 Equity securities                                               51,116
 Cash equivalents                                                93,239
                                                  --------------------------
 Total                                                       $6,551,446
                                                  ==========================

All investment securities have maturities of twelve months or less. Interest income for the year ended December 31, 1997 was approximately $347,000.




4.   Accounts Receivable

At December 31, 1996 and 1997, the components of accounts receivable are:

                                                1996                  1997
                                       -----------------------------------------
   Billed amounts                          $13,052,053            $19,724,886
   Unbilled amounts currently billable       5,055,916             11,520,799
   Retention not currently billable            256,306                287,377
   Allowance for possible losses              (884,790)            (1,103,546)
                                       -----------------------------------------
   Total                                   $17,479,485            $30,429,516
                                       =========================================

The activity in the allowance for possible losses for years ended December 31 is as follows:

                                               1996                 1997
                                        ----------------------------------------
   Balance at beginning of year             $  358,784               $884,790
   Provision for losses charged to expense   1,092,713                503,460
   Charge-offs, net of recoveries             (566,707)              (284,704)
                                       -----------------------------------------
   Balance at end of year                   $  884,790             $1,103,546
                                       =========================================

All billed and unbilled receivable amounts are expected to be collected during the next fiscal year. Management has provided an allowance for amounts which it believes are doubtful as to their ultimate realization. Substantially all the retention relates to contracts for which a final invoice is submitted upon completion of indirect cost audits and contract close-outs; therefore it is anticipated that the retention amounts will not all be collected within the next fiscal year.

5.   Property and Equipment

Components of property and equipment at December 31, 1996 and 1997 are as follows:

                                                  1996                1997
                                          --------------------------------------
         Office equipment and furniture        $3,864,956          $5,069,237
         Leasehold improvements                   304,397             285,240
                                          --------------------------------------
                                                4,169,353           5,354,477
         Accumulated depreciated
              and amortization                 (1,538,307)         (2,704,002)
                                          ======================================
                                               $2,631,046          $2,650,475
                                          ======================================

Depreciation  expense for the years ended  December 31, 1995,  1996 and 1997 was
$457,000,   $838,000  and  $1,157,000,   respectively.   Costs  of  repairs  and
maintenance of property and equipment are charged to expense as incurred.


6.   Software Development Costs

At December 31, 1997, the Company had recorded $2,463,174 of capitalized software development costs net of $49,000 of accumulated amortization. The Company accounts for these development costs in accordance with FASB 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed".

Capitalized development costs are amortized on a product by product basis starting when the product is available for general release to customers. Amortization is calculated using the straight-line method over the remaining estimated economic life of the product. The Company periodically evaluates the net realizable value of all unamortized capitalized costs. At December 31, 1997 the Company believes there has been no impairment of net realizable value of these recorded amounts.

7.   Management Buy-Out

Effective at the close of business on May 25, 1995, the Company purchased all of the outstanding shares of RCG/Hagler Bailly, Inc. from RCG in an acquisition accounted for as a purchase. The consolidated financial statements include the results of operations from the date of acquisition. Under the terms of the Management Buy-Out, the Company agreed to pay approximately $15,587,000 and assume certain tax obligations of the seller. Acquisition related costs of approximately $491,000 were incurred. The purchase was funded by capital contributions, bank debt, and subordinated debt from RCG.

The purchase price was allocated to the assets acquired and the liabilities assumed based upon their fair values as of the acquisition date. The excess of the purchase price over the fair value of assets acquired in the purchase was recorded as intangible assets, including goodwill, and are being amortized over 5 to 20 years on a straight-line basis. Intangible assets at December 31, 1996 and 1997 are net of accumulated amortization of $1,017,000 and $1,753,000, respectively. Amortization expense for the years ended December 31, 1995, 1996 and 1997 was $334,000, $683,000 and $736,000, respectively.

The Company periodically reviews the value of its net intangible assets to determine if an impairment has occurred. Based on its review, the Company does not believe that an impairment of net intangible assets has occurred at December 31, 1997.

Pro forma unaudited consolidated operating results of the Company for the year ended December 31, 1995 assuming the acquisition had been made as of January 1, 1995 are summarized below:

     Pro forma revenue                                              $55,749,661
     Pro forma net income                                            $1,089,981
        Pro forma earnings per share:
                      Basic                                               $0.37
                      Diluted                                             $0.31

These pro forma results have been prepared for comparative purposes only and include adjustments such as additional amortization expenses as a result of goodwill and other intangible assets and increased interest expense related to debt used to finance the Management Buy-Out. They do not purport to be indicative of the results of operations which actually would have resulted had the combination occurred on January 1, 1995, or of the future results of operations of the consolidated entities.

8.   Note Receivable

During 1997 the Company entered into a bridge loan agreement for $1,000,000 with another company. The loan is due in six equal installments beginning June 1, 1998. The loan pays interest at 15% and is secured by all of the assets of the borrower. The loan agreement allows the Company to purchase an ownership interest of this company as defined in the loan agreement.

9.    Bank Line of Credit

At December 31, 1996 and 1997, the Company had a line of credit arrangement with a bank which provides funds up to $5,750,000 and $15,000,000, respectively, subject to sufficient collateral. The line is secured primarily by the Company's accounts receivable and contract rights. Under the terms of the line of credit, interest is payable monthly at the bank's prime rate. There is an annual fee equal to 1/4 of 1% of the unused portion of the available line of credit. The line of credit agreement contains certain covenants which among other things restrict future borrowings and require the Company to maintain certain financial ratios. At December 31, 1996 and 1997 the Company had available borrowing capacity of $3,150,000 and $15,000,000, respectively, under the line of credit.

10.      Long-term Debt

Long-term debt consisted of the following at December 31, 1996:

Senior term loan from a bank, in the original amount of $7,000,000, interest payable at the bank's prime rate plus 7/8%. Subject to certain limitations, the Company may fix the interest rate on portions or all of the note at LIBOR plus 2% for periods ranging from 30-360 days. The interest rate was 7.6% at December 31, 1996. Principal is due in quarterly installments ranging from $250,000 to $384,500, plus interest over the term of the note secured by the assets of the Company.

                                                                                               $3,913,000

Subordinated note payable to RCG in the amount of  $4,650,000;  interest at 9.5%
     payable semiannually; balloon payment
     due May 2001.                                                                              4,650,000

Other notes  and  equipment  loans;   interest  at  rates  approximating   prime;
     maturities through June 30, 1999.
                                                                                                  104,000
                                                                                           ----------------
Total long-term debt                                                                            8,667,000
Less:  current portion                                                                          1,337,000
                                                                                           ================
Long-term debt, net of current portion                                                         $7,330,000
                                                                                           ================

Cash paid for interest for the years ended December 31, 1995, 1996 and 1997 was approximately $569,000, $1,134,000 and $850,000, respectively.

The Company used a portion of the proceeds from the Initial Public Offering to pay off all outstanding long term debt of the Company in July 1997.

11.      Income Taxes

The Company has historically filed its consolidated federal income tax return on the cash basis, whereby for tax purposes, revenue was recognized when received and expenses were recognized when paid. The timing of certain transactions, primarily the collections of accounts receivable and the payments of accounts payable and accrued expenses were applied to different periods for financial statement and income tax reporting purposes. Deferred federal and state income taxes were provided for these temporary differences. Upon consummation of the IPO of the Company's Common Stock during 1997, the Company was required to change to the accrual method for income tax reporting.

Components of income tax expense consisted of the following:

                               For the Year Ended
                                  December 31,
                        ------------------------------------------------------
                                1995               1996               1997
                        ---------------- -- ------------- -- -----------------
Current
  Federal                      $118,000          $115,000          $3,363,000
  State                          29,000            30,000             826,000
                        ---------------- -- ------------- -- -----------------
                                147,000           145,000           4,189,000
Deferred:
  Federal                       578,000           654,000            (671,000)
  State                         145,000           162,000            (166,000)
                        ---------------- -- ------------- -- -----------------
                                723,000           816,000            (837,000)
                        ================ == ============= == =================
Income tax expense             $870,000          $961,000          $3,352,000
                        ================ == ============= == =================

The Company paid income taxes of $249,000, $40,000, and $2,911,000 during 1995, 1996 and 1997, respectively.


Income tax expense for the years ended December 31, 1995, 1996 and 1997, varies from the amount computed using statutory rates as follows:

                                                                          For the Year Ended
                                                                              December 31,
                                                         --------------------------------------------------------
                                                               1995                1996                1997
                                                         ----------------- - ----------------- -- ----------------

Tax computed at the Federal statutory rate                     $699,000           $(862,000)          $2,749,000
State income taxes, net of Federal income tax benefit
                                                                104,000             142,000              695,000
Non-deductible charge for stock option compensation
                                                                      -           1,661,000               31,000
Other                                                            67,000              20,000             (123,000)
                                                         ================= = ================= == ================
Income tax expense                                             $870,000            $961,000           $3,352,000
                                                         ================= = ================= == ================

The components of temporary differences are as follows:

                                                                         December 31,

                                                               -----------------------------------
                                                                    1996               1997
                                                               --------------- -- ----------------

Deferred tax liabilities:
   Accounts receivable                                            $6,015,000         $1,421,000
   Cash to accrual adjustment                                              -            756,000
   Other                                                             179,000            126,000
                                                               --------------- -- ----------------
Total deferred tax liabilities                                     6,194,000          2,303,000
Deferred tax assets:
   Accounts payable and accrued expenses                             967,000                  -
   Accrued compensation and benefits                               1,617,000          1,226,000
   Billings in excess of cost                                        811,000                  -
   Deferred compensation                                             762,000                  -
   Provisions for possible accounts receivable losses
                                                                           -            359,000
   Net operating loss carryforwards                                  482,000                  -
                                                               --------------- -- ----------------
Total deferred tax assets                                          4,639,000          1,585,000
                                                               =============== == ================
Net deferred tax liability                                        $1,555,000         $  718,000

                                                               =============== == ================


12.      Stockholders' Equity

The Company was authorized at inception to issue 6,915,067 shares of $.01 par value Class A common stock and 2,074,521 shares of $.01 par value Class B common stock. Pursuant to a stockholders' agreement, all of the Company's common stock and options had certain restrictions on ownership and are subject to a repurchase provision. Class B shares were not eligible for dividends and had no voting privileges.

The Company may grant qualified and non-qualified stock options to employees to purchase common stock under the Employee Incentive and Non-Qualified Stock Option and Restricted Stock Plan (the "Stock Plan"). Prior to December 31, 1996, the Company's Stock Plan was a formula based plan and was authorized to grant options to purchase Class A and B shares. The exercise price of options granted were based upon the book value per share at May 26, 1995, adjusted for accretion of formula value during any interim period up to the grant date. Under the Stock Plan, options to purchase Class B shares granted did not accrue value to the option holder until date of exercise. Options to purchase Class A shares accrued value to the option holder from the date of grant.

Effective at December 31, 1996, the Company (a) adopted an amendment to its Stock Plan which changed the exercise price of future options to be granted thereunder to the fair value of the underlying Common Stock; and (b) in connection with a reclassification of its Common Stock amended all outstanding options to purchase 971,963 Class B shares vesting on January 1, 1997 to substitute 0.9 of a Class A share for each Class B share underlying such options. In addition, a remaining total of 971,963 options to purchase Class B shares vesting on January 1, 1998 were canceled. As a result, the Company recorded a non-recurring, non-cash charge to operations of $6,172,000 of which $4,618,000 was for options to purchase Common Stock and $1,554,000 was for 394,160 shares of Common Stock sold to employees during 1996. These charges represent the aggregate difference between the exercise price of such outstanding options or the issuance price of Common Stock sold to employees during 1996, as the case may be, and the appraised market value of the underlying Common Stock at December 31, 1996.

Options granted after 1996 vest over periods ranging from immediately to three years and are exercisable for five years. Options issued prior to 1996 generally vest 50% after eighteen months and fully after an additional year. Once vested, the options are exercisable for ten years.

Pro forma information regarding net income (loss) and per share data, is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method therein. The fair value for options granted from May 25, 1997 to July 9, 1997 was estimated at the date of grant using a minimal valuation method with the following weighted-average assumptions, risk free interest rate of 5.25%, no expected dividends and an average expected life of the options of 5 years. For all options issued subsequent to July 9, 1997, in accordance with SFAS 123, the fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997:
Risk-free  interest  rate of 5.25%;  no  dividends;  a volatility  factor of the expected market price of the Company's common stock of .40 and a weighted-average expected life of the options of approximately 5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of the pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period.

The Company's pro forma information follows:

                                      Year ended December      Year ended December      Year ended December
                                          31, 1995                 31, 1996                 31, 1997
                                    --------------------- -- --------------------- -- ---------------------

Net income (loss)                            $984,209            $(3,467,641)             $5,211,151
Earnings (loss) per share:
       Basic                                  $  0.33               $  (0.68)                $  0.75
       Diluted                                $  0.28               $  (0.68)                $  0.67



The following summarizes option activity:

                                                                                               Weighted Average

                                                           Class A            Class B           Exercise Price
                                                           Options            Options
                                                       ---------------- -- ---------------    --------------------

1995
Granted                                                           -           2,074,524                   $0.16
Exercised                                                         -            (103,726)                  $0.16
                                                       ---------------- -- ---------------
Outstanding at December 31, 1995                                  -           1,970,798                   $0.16

1996
Granted                                                      62,236                   -                    1.06
Canceled                                                          -            (971,963)                   0.16
Forfeited                                                         -             (26,872)                   0.16
Substituted                                                 874,707            (971,963)                   0.16
                                                       ---------------- -- ---------------
Outstanding at December 31, 1996                            936,943                   -                    0.22
                                                                           ===============

1997
Granted                                                     677,135                                        8.34
Exercised                                                  (484,701)                                       0.20
Canceled                                                    (15,000)                                      10.00
                                                       ================
Outstanding at December 31, 1997                          1,114,377                                        5.21
                                                       ================

Exercisable at December 31, 1997                            470,909                                       $1.05
                                                       ================


The grant date weighted average fair value of options granted in 1995, 1996, and 1997 were $2.12, $0.74, and $1.98, respectively.

At December 31, 1997 the price range of options outstanding are as follows:

                                                                                Weighted         Average Remaining
                                                                                Average           Contractual Life
                                                            Options           Exercise Per
                                                          Outstanding            Share
                                                       ------------------ -- --------------- -- ---------------------
                                                       <C

Less than $1.00                                                420,420              $0.18              7.4
$1.00-$10.00                                                   562,938               6.29              9.0
Over $10.00                                                    131,019              16.73              9.7
                                                       ==================
   Total                                                     1,114,377              $5.21              8.5
                                                       ==================

 13.      Operating Leases

The Company leases office space and equipment located throughout the United States and worldwide, all of which are under operating leases which expire over the next seven years. Substantially all office space leases provide for the Company to pay a pro rate share of annual increases above a stated base amount of the landlords' related real estate taxes and operating expenses. Management expects that in the normal course of business, operating leases will be renewed or replaced by other operating leases.

The  following  is a schedule  by years of the future  minimum  rental  payments
required  under  the  operating   leases  that  have  an  initial  or  remaining
noncancellable lease term in excess of one year as of December 31, 1997:

     Year ended December 31
                1998                                             $2,929,000
                1999                                              3,294,000
                2000                                              3,156,000
                2001                                              3,092,000
                2002                                                504,000

         Total minimum rental payments                          $12,975,000

Total rental expense for the years ended December 31, 1995, 1996 and 1997 was approximately $1,346,000, $2,214,000 and $2,337,000, respectively

14. Retirement Plan

The Company maintains tax-deferred savings plans under Section 401(k) of the Internal Revenue Code to provide retirement benefits for all eligible employees (the "Plan"). Employees may voluntarily contribute a percentage of their annual compensation to the Plan, subject to Internal Revenue Service limitations. The Company may, but has no obligation to, make matching contributions. In addition, the Company may, but has no obligation to, make a discretionary contribution to the Plan. Discretionary contributions are allocated to participants' accounts in proportion to their compensation. The company's discretionary matching and other contributions for 1996 and 1997 were $1,384,000 and $1,528,000, respectively. Rights to benefits provided by the Company's discretionary contributions vest as follows: 40% after two years, 70% after three years and 100% after four years of service. Participants are fully vested in their voluntary contributions.

15.      Commitments and Contingencies

Cost subject to audit

Under its United States government contracts, the Company is subject to audit by the Defense Contract Audit Agency, which could result in adjustments of amounts previously billed. Management believes that the results of such audits will not have a material adverse effect on the Company's financial position or results of operations.

Financial Instruments and Risk Management

The Company operates around the world principally in United States currency. The Company may reduce any periodic exposures to fluctuations in foreign exchange rates by creating offsetting ("hedge") positions through the use of derivative financial instruments. The Company currently does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leverage derivatives. The Company regularly monitors any foreign currency exposures and ensures that hedge contract amounts do not exceed the amounts of the underlying exposures.

The Company had no open hedge positions at December 31, 1996 and 1997.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable.

The  Company   maintains  cash  and  cash  equivalents  with  various  financial institutions. These financial institutions are located in many different countries throughout the world, and the Company's policy is designed to limit exposure with any one institution. As part of its cash management process, the company performs periodic evaluations of the relative credit standing of these financial institutions.

At December 31, 1996 and 1997, respectively, cash of approximately $1,004,000 and $1,425,000 was located in foreign bank accounts.

Major Customers

At December 31, 1996 and 1997, included in accounts receivable was $6,824,000 and $9,143,000, respectively, due from agencies of the United States government. Credit risk with respect to the remaining trade accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across different industries and countries. The Company performs ongoing credit evaluations of its customers' financial condition.

The Company generates revenues from contracts with governmental agencies and private companies within the United States and worldwide. During 1995, 1996 and 1997, the Company recognized approximately, $12,313,000, $25,997,000 and $31,792,000, respectively, of its revenue from the United States Agency for International Development ("USAID"), a U.S. government agency, and a major public utility. Revenues earned from foreign customers, both commercial and governmental, were approximately $713,000, $1,314,000 and $6,831,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

16.  Pooling of Interests

In November of 1997, the shareholders of the Company and Apogee approved the merger of the companies. Under the terms of the agreement, Apogee shareholders received 1.2689 shares of the Company's stock for each Apogee share. The Company issued 409,985 shares of its stock of all of outstanding shares and stock options of Apogee. Apogee was founded in 1986, and provides consulting services to the transportation and the environmental sectors. The merger qualified as a tax-free reorganization and was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of Apogee for all periods presented. As Hagler Bailly began operations on May 26, 1995, the financial statements for all periods prior to May 26, 1995 will be those of Apogee.

Combined and separate results of Hagler Bailly and Apogee during the periods preceding the merger were as follows (in millions):

                              Hagler Bailly         Apogee             Combined
                        -------------------- ---------------- -- ---------------

Year ended December 31, 1995
  Revenues                          29.3               6.6               35.9
  Net income                          .9                .1                1.0
Year ended December 31, 1996
  Revenues                          61.6               6.3               67.9
  Net income (loss)                 (3.6)               .2               (3.4)

The combined financial results presented above include adjustments made to conform accounting policies of the two companies.

17.  Subsequent Events

On February 23, 1998 the Company completed the acquisition of TB&A Group, Inc. and its wholly-owned subsidiary, Theodore Barry & Associates ("TB&A"). The Company issued 454,994 shares of common stock in connection with the business combination. The business combination will be accounted for as a pooling of interests.

Pro forma combined operating results of the Company and TB&A as if the merger was consummated at the date of the financial statements is as follows (in millions, except per share data):




                                1995               1996              1997
                            ------------- ----- ------------ --- -------------

  Revenues                        64.6              74.5               94.9
  Net income (1)                   2.0              (3.3)               8.7
  Net income per share (1):
     Basic                         $.57             $(.58)             $1.15
     Diluted                       $.49             $(.58)             $1.04

(1) Includes extraordinary income, resulting from the Company's beneficial extinguishments of debt net of income taxes of 1.0 million, .1 million and
      2.0 million in 1995, 1996 and 1997, respectively.

The pro forma combined financial results presented above include adjustments made to conform accounting policies of the two companies.