Form 10-Q
period 1998-03-31
HAGLER BAILLY INC
filed 1998-05-15
CIK 1033693

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


--------------------------------------------------------------------------------
                                    FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1998

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________________

Commission File Number: 0-29292


--------------------------------------------------------------------------------
                               HAGLER BAILLY, INC.
             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------

Delaware                                                           54-1759180
(State or other jurisdiction of incorporation or organization)  I.R.S.  Employer
                                                           Identification Number

              1530 Wilson Boulevard, Suite 400, Arlington, VA 22209 (Address of principal executive offices) (Zip Code)


                                  703-351-0300
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes[ ]No

As of April 29, 1998, the Registrant had 8,884,291 shares of its common stock outstanding.

                                TABLE OF CONTENTS


                                     PART I


ITEM 1.  FINANCIAL STATEMENTS...............................................1


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............................5



                                     PART II

ITEM 1.  LEGAL PROCEEDINGS..................................................8


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..........................8


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................10


SIGNATURES.................................................................13

                                     PART I
Item 1.  Financial Statements

                               Hagler Bailly, Inc.
                           Consolidated Balance Sheets

                                                                                         March 31,         December 31,
                                                                                           1998                1997
                                                                                           ----                ----
                                                                                        (unaudited)           (note)
Assets
Current assets:
      Cash and cash equivalents                                                        $      2,995,236     $    3,960,598
      Investments                                                                             2,191,774          6,551,446
      Accounts receivable, net                                                               34,148,980         31,795,425
      Note receivable                                                                         1,000,000          1,000,000
      Prepaid expenses                                                                        2,418,685            719,914
      Other current assets                                                                    1,907,375          1,867,444
                                                                                    ---------------------------------------
Total current assets                                                                         44,662,050         45,894,827
Property and equipment, net                                                                   2,648,809          2,852,679
Software development costs, net                                                               2,379,841          2,463,174
Intangible assets, net                                                                        7,182,177          6,925,960
Other assets                                                                                    962,390          1,279,466

Deferred income taxes                                                                                 -            601,002

                                                                                    ---------------------------------------
Total assets                                                                                 57,835,267         60,017,108
                                                                                    =======================================

Liabilities and stockholders' equity Current liabilities:
      Bank line of credit                                                                     2,640,000                  -

      Accounts payable and accrued expenses                                                   3,128,257          4,166,123
      Accrued compensation and benefits                                                       1,223,671          5,096,818
      Billings in excess of cost                                                              1,325,769          1,757,208
      Notes payable                                                                             485,838            800,417

      Deferred income taxes                                                                     471,964          1,495,792

      Income taxes payable                                                                      953,067          1,839,794

                                                                                    ---------------------------------------
Total current liabilities                                                                    10,228,566         15,156,152
Deferred income taxes                                                                         1,125,083                  -
Long-term debt, net of current portion
                                                                                                142,723                  -
                                                                                    ---------------------------------------
Total liabilities                                                                            11,496,372         15,156,152

Stockholders' equity:
      Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding
                                                                                                      -                  -
      Common stock, $0.01 par value, 20,000,000 shares authorized, 8,884,241 and
        8,867,843 issued and outstanding in 1998 and 1997
                                                                                                 88,842             88,677
      Additional paid-in capital                                                             41,418,649         41,396,385
      Retained earnings (deficit)                                                             4,973,909          3,375,894
      Foreign currency fluctuation
                                                                                              (142,505)                  -
                                                                                    ---------------------------------------
Total stockholders equity                                                                    46,338,895         44,860,956
                                                                                    ---------------------------------------
Total liabilities and stockholders' equity                                             $     57,835,267      $  60,017,108
                                                                                    =======================================

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.




                               Hagler Bailly, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                Three months ended
                                                                                     March 31,
                                                                            1998                  1997
                                                                       ----------------      ----------------
           Revenues
            Consulting revenues                                            $22,327,078           $20,884,430
            Other revenues                                                   1,315,142               242,811
                                                                       ----------------      ----------------
          Total revenues                                                    23,642,220            21,127,241
          Cost of services                                                  18,754,380            16,310,494
                                                                       ----------------      ----------------
          Gross profit                                                       4,887,840             4,816,747
          Merger related costs                                                 367,258                     -

          Selling, general and administrative expenses                       1,935,430             2,506,649
          Stock and stock option compensation
                                                                                     -                64,869
                                                                       ----------------      ----------------
          Income from operations                                             2,585,152             2,245,229
                                                                       ----------------      ----------------

          Other (income) expense                                              (34,289)               296,048

                                                                       ----------------      ----------------
          Income before income tax expense                                   2,619,441             1,949,181
          Income tax expense                                                 1,021,426               761,049
                                                                       ----------------      ----------------
          Net income                                                      $  1,598,015          $  1,188,132
                                                                       ================      ================

          Other comprehensive income
            Foreign currency translation adjustment, net
              of $55,577 tax
                                                                              (86,928)                     -
                                                                       ----------------      ----------------
          Comprehensive income                                            $  1,511,087          $  1,188,132
                                                                       ================      ================

          Net income per share:
            Basic                                                                $0.18                 $0.20
                                                                       ================      ================
            Diluted                                                              $0.17                 $0.17
                                                                       ================      ================
          Weighted average shares outstanding:
            Basic                                                            8,869,844             5,955,746
                                                                       ================      ================
            Diluted                                                          9,681,251             7,063,846
                                                                       ================      ================


                             See accompanying notes.

                               Hagler Bailly, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                    Three months ended
                                                                                         March 31,
                                                                                 1998                 1997
                                                                                 ----                 ----
Operating activities
Net income                                                                        $1,598,015        $  1,188,132
Adjustments to reconcile net income to net cash used in
operating activities:
             Depreciation and amortization                                           568,168             815,866

             Provision for deferred taxes                                            702,257             573,262

             Provision for possible losses                                            39,929             184,665

             Amortization of deferred stock compensation                                   -              64,869

             Changes in operating assets and liabilities
                         Accounts receivable                                     (2,393,484)          (3,742,029)

                         Prepaid expenses                                        (1,698,771)             (76,018)

                         Other current assets                                       (39,931)            (813,997)

                         Other assets                                                317,076            (715,366)
                         Accounts payable and accrued expenses                   (1,037,866)            2,018,020
                         Accrued compensation and benefits                       (3,873,147)            (541,399)

                         Billings in excess                                        (431,439)            (249,644)

                         Income taxes payable                                      (886,727)             153,183
                                                                                 -----------          ----------
Net cash used in operating activities                                            (7,135,920)          (1,140,456)


Investing activities
Sale of investments                                                               4,359,672                   -
Purchase of investments                                                                    -           (169,397)

Investment in stock of subsidiaries                                                (440,000)           (149,515)

Acquisition of property and equipment                                               (97,182)           (596,941)
                                                                                  -----------         ----------
Net cash provided by (used in) investing activities                                3,822,490           (915,853)


Financing activities
Issuance of common stock                                                              22,429             125,575

Net borrowings from bank line of credit                                            2,640,000           2,350,000

Proceeds from long-term debt                                                         142,723                   -
Principal payments on debt                                                          (314,579)          (1,072,645)
                                                                                   ---------         -----------
Net cash provided by financing activities                                          2,490,573           1,402,930


Net decrease in cash and cash equivalents                                          (822,857)            (653,379)

Foreign currency gain/loss                                                         (142,505)                   -
Cash and cash equivalents, beginning of period                                    3,960,598            2,009,343
                                                                            -----------------   -----------------
Cash and cash equivalents, end of period                                          $2,995,236          $1,355,964
                                                                           ==================   =================


                                              See accompanying notes.

                               HAGLER BAILLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation

         The accompanying unaudited interim consolidated financial statements of Hagler Bailly, Inc. (the "Company") have been prepared pursuant to the rules of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The information furnished herein reflects all adjustments, of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of results for these interim periods.

         The interim results of operations are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1998.

         As a result of the pooling of interests transaction completed in the first quarter, as described in Note 3 below, all consolidated financial statements and related schedules presented for the three month period ended
March 31, 1998 and 1997 and as of December 31, 1997 have been restated to include the results of operations and financial position of TB&A Group, Inc. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Form 10-K.

Note 2. Earnings per Share

         Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the respective periods. Diluted earnings per share is inclusive of the dilutive effect of unexercised stock options using the treasury stock method.

Note 3. Pooling of Interests

         On February 23, 1998, the Company completed the merger of one of its wholly-owned subsidiaries with TB&A Group, Inc. and its wholly-owned subsidiary, Theodore Barry & Associates (collectively "TB&A"). The Company issued 454,994 shares of its common stock in connection with the merger and the merger was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of TB&A for all periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67. Forward-looking statements may be identified by words including "anticipate," "believe," "estimate," "expect" and similar expressions. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors such as concentration of the Company's revenues from a relatively limited number of public and private clients involved in the energy and network industries, the Company's ability to attract, retain and manage professional and administrative staff, fluctuations in quarterly results, risks related to acquisitions, and the fact that historical operations and performance are not necessarily indicative of future operations and performance, among others, and other risks and factors identified from time to time in the Company's reports filed with the SEC, including the risk factors identified in the Company's Registration Statement (No. 333-22207) on Form S-1 and the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

      The Company, together with its wholly-owned subsidiaries Hagler Bailly Services, Inc., Hagler Bailly Consulting, Inc., HB Capital, Inc., Apogee
Research, Inc. and as of February 23, 1998, TB&A, and several of its foreign wholly-owned subsidiaries, is a worldwide provider of consulting, research and other professional services to corporations and governments on energy, telecommunications, transportation and the environment. The Company offers corporate clients strategy and business operations consulting, economic counsel and litigation support, market research and survey analysis, information technology, and financial advisory services. It also advises governments on energy, telecommunication, transportation, water and environmental public policy.

      In accordance with FASB Statement No. 131, "Disclosure about Segments of an Enterprise", and in anticipation of the Company's "Other revenues" category developing into a reportable operating segment, the Company has segregated revenues into "Consulting revenues" and "Other revenues". Consulting revenues represent revenues associated with professional staff, subcontractors and independent consultants and client reimbursable expenses associated with the Company's primary business. Other revenues include those derived from information products and financial advisory services. Prior to this change, the Company reported "Consulting revenues" and "Subcontractor and other revenues".

Results of Operations

         Revenues. Revenues increased 11.9% to $23.6 million in the quarter ended March 31, 1998 from $21.1 million in the quarter ended March 31, 1997. Consulting revenues increased 6.9% to $22.3 million in the quarter ended March 31, 1998 compared to $20.9 million in the comparable period in 1997 primarily due to increased client demand and increased capacity from the Company's recent mergers. However, overall growth rate was constrained by management's focus on merger and acquisition-related activities and the strategy of deploying core-consulting staff to create and initiate sales of information-based products and services.

         Cost of Services. Cost of services increased 15.0% to $18.8 million for the quarter ended March 31, 1998 from $16.3 million for the quarter ended March 31, 1997. Cost of services generally increased in proportion to the 11.9% increase in revenue. This is also attributable to the increased costs associated with the overall decrease in utilization rates due to management's focus on mergers and acquisitions, the marketing of software products, and increased staffing of high-level consultants in anticipation of business development in the private sector.

         Gross Profit. Gross profit increased 1.5% to $4.9 million for the quarter ended March 31, 1998 from $4.8 million for the quarter ended March 31, 1997 due to the increased revenue. Gross profit as a percentage of revenues was 20.7% for the first quarter of 1998 as compared to 22.8% in the first quarter of 1997, which is the result of the relative increase in costs of services mentioned above and the deployment of core consulting staff mentioned above.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") decreased to $1.9 million for the quarter ended March 31, 1998 compared to $2.5 million for the quarter ended March 31, 1997 period, due primarily to the preparation of and management focus on the Initial Public Offering ("IPO") occurring in 1997 and the delay in 1998 planned marketing efforts.

         Income from Operations. Income from operations was $2.6 million for the quarter ended March 31, 1998 compared to $2.2 million for the quarter ended March 31, 1997. This increase in income from operations is primarily due to the decrease in SG&A expenses detailed above.

         Other (Income) Expense. Other (income) expense was $(0.03) million income for the quarter ended March 31, 1998 and $0.3 million expense for the quarter ended March 31, 1997. The net change is due to the interest income earned from the investment of IPO funds and the reduction of the Company's debt.

         Income Tax Expense. Income tax expense was $1.0 million for the quarter ended March 31, 1998 compared to $0.8 million for the quarter ended March 31, 1997. For the quarters ended March 31, 1998 and 1997 income tax expense as a percentage of income before income tax expense was 39.0%.

Net Income. Net income for the quarter ended March 31, 1998 was $1.6 million compared to $1.2 million for the quarter ended March 31, 1997. Net income as a percentage of revenues increased to 6.8% from 5.6% or 21.4% over the same period in the prior year. Liquidity and Capital Resources

         At March 31, 1998 and December 31, 1997, the Company had working capital of $34.4 million and $30.7 million, respectively. Working capital at March 31, 1998 represents an decrease of $3.7 million from December 31, 1997. The decrease in 1998 is primarily due to the use of the net proceeds received from the IPO of the Company's common stock, the internal financing of the Company's continued growth, and increased internal investments in product development and infrastructure.

         Net cash used in operations consisted primarily of net income plus elements of cash flows related to accounts receivable and related billings, accounts payable and accrued compensation adjusted for non-cash items including depreciation and provision for possible losses. The use of funds in operations of $7.1 million for the quarter ended March 31, 1998 can primarily be attributed to the payment of bonuses, the funding of the profit sharing and 401(K) matching plans, and the growth in accounts receivable.

         Investment activities provided the Company with $3.8 million and ($0.9) million for the quarters ended March 31, 1998 and 1997, respectively. Investment expenditures for the quarter ended 1998 have primarily been the use of the IPO proceeds to fund the increase in working capital needs, merger and acquisition related activities, software development, capital expenditures for information technology and other resources necessary for the growth of the Company.

         Financing activities provided $2.5 million and $1.4 million for the quarters ended March 31, 1998 and 1997, respectively. The funds were provided primarily through the use of the Company's credit facility.

         Prior to the IPO, the Company's primary source of liquidity has been cash flows from operations, periodically supplemented by borrowings under a bank line of credit. During the year, ended December 31, 1997, the Company, through two of its subsidiaries, established a new $15 million revolving credit facility and began borrowing under the facility. The Company believes that current projected levels of cash flows and the availability of financing, including borrowings under the company's credit facility, will be adequate to fund its operations throughout the next 12 months and in the foreseeable future.

         The Company, depending on market conditions, may consider other sources of financing, including equity financing. Pending such uses, the net proceeds will be invested in short-term, interest-bearing investment grade securities. The Company currently anticipates that it will retain all of its earnings for development of the Company's business and does not anticipate paying any cash dividends in the foreseeable future.

Year 2000

         The Company relies on software technology to deliver its services and has taken action to evaluate the nature and extent of the work required to make its systems and infrastructure "Year 2000" compliant. The Company believes this will not have a material impact on its financial position or results of operations.


                                     PART II

Item 1.  Legal Proceedings

         The Company's indirect subsidiary, Theodore Barry & Associates ("Theodore Barry"), is a defendant in a lawsuit brought in the United States District Court for the Northern District of Illinois, Michael A. Laros v. Theodore Barry & Associates, No. 95-C4175, by one of its former executives seeking payment of a bonus and salary allegedly due him and payment of principal and interest on a subordinated note of Theodore Barry prejudgment interest and costs and fees. Theodore Barry is defending the suit. The Company does not believe that this lawsuit will result in a material adverse effect on its business, financial condition or results of operations.

         The Company and its subsidiaries are from time to time parties to litigation arising in the ordinary course of business. Neither the Company nor any of its subsidiaries is a party to any pending material litigation nor are any of them aware of any pending or threatened litigation that would have a material adverse effect on the Company or its business.


Item 2.  Changes in Securities and Use of Proceeds

         On February 23, 1998, the Company completed the merger of its wholly owned subsidiary, Hagler Bailly Acquisition Corp. 1998-1 with and into TB&A and issued 454,994 shares of its common stock in connection therewith. The shares of common stock issued in connection with this transaction were exempt from registration pursuant to Rule 506 of the Securities and Exchange Commission's Regulation D and Section 4(2) of the Securities Act of 1933.

         The table below sets forth information about the exercise of options by certain officers of the Company.

Number of Options Exercised                Date of Exercise           Exercise Price        Title of Security
---------------------------                ----------------           --------------        -----------------
                15,000                         03/27/98                   $0.18             Common Stock
                 1,446                         01/08/98                   $0.18             Common Stock
                 3,350                         12/31/97                   $0.16             Common Stock
                17,000                         12/22/97                   $0.18             Common Stock


         The Shares of common stock issued in connection with these transactions were exempt from registration pursuant to Section 4(2) of Securities Act of 1933.

Use of Proceeds of Initial Public Offering

Effective Date of Company's Registration Statement: July 2, 1997
Commission File Number: 333-22207
Date Initial Public Offering Commenced: July 2, 1997
Date Initial Public Offering Terminated: Not Applicable
Names of Managing Underwriters: Donaldson, Lufkin & Jenrette
Montgomery Securities
Title of Class of Securities Registered: Common Stock

The following table sets forth the Company use of the proceeds from its IPO for the period from July 2, 1997 through March 31,1998.


           Price to Public                                                                     $44,100,000
           Underwriting Discounts and Commission                                               (3,087,000)
           Proceeds to Selling Stockholders                                                    (8,463,000)
           ========================================================== =====================================
           Initial Net Offering Proceeds to the Company                                        $32,550,000

           Internal Costs of IPO                                                               (2,215,000)
           Repayment of Indebtedness                                                          (12,500,000)
           Software Product Development                                                        (2,400,000)
           Increase in Working Capital Needs                                                  (10,235,000)
           Strategic Investments                                                               (1,000,000)
           Mergers & Acquisitions                                                              (1,000,000)
           Leasehold Improvements                                                                (300,000)
           Investment in Technology Infrastructure                                               (700,000)
           Recapture of Cash Basis Deferred Taxes                                              (2,200,000)
           ========================================================== =====================================
           Balance                                                                                      $0


         None of the expenses of the IPO consisted of direct or indirect payments to (i) directors or officers of the Company or their associates, (ii) persons owning ten (10%) percent or more of any class of equity securities of the Company or (iii) affiliates of the Company.

Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits

     Exhibit
        No.                                          Description
        2            Sale Agreement between RCG International, Inc., and Hagler Bailly Consulting, Inc. (1)
        2.1          Agreement  and Plan of Merger by and among Hagler  Bailly,  Inc.,  Hagler  Bailly  Acquisition
                     Corp. 1997-1 and Apogee Research, Inc., dated as of November 18, 1997. (5)
        3.1          Amended and Restated Certificate of Incorporation of the Company (1)
        3.2          By-Laws of the Company (1)
        4            Specimen Stock Certificates (2)
        4.1          Escrow  Agreement  dated  December 1, 1997 by and among Hagler  Bailly,  Inc.,  Hagler  Bailly
                     Acquisition Corp.  1997-1,  Richard R. Mudge as Stockholders'  Representative and State Street
                     Bank and Trust Company, as Escrow Agent. (5)
        4.2          Registration  Rights Agreement dated November 18, 1997 by and between Hagler Bailly,  Inc. and
                     Richard R. Mudge, acting as Stockholders' Representation. (5)
        10.1         Hagler  Bailly,  Inc.  Amended and Restated 1996 Employee  Incentive and  Non-Qualified  Stock
                     Option and Restricted Stock Plan (including forms of option agreements). (1)
        10.2         Form of Non-Compete,  Confidentiality  and Registration  Rights Agreement  between the Company and each stockholder. (1)
        10.3         Form of Amended and Restated  Employment  Agreement  between the Company and  Henri-Claude  A.
                     Bailly. (2)
        10.4         Lease by and between Wilson Boulevard  Venture and RCG/Hagler  Bailly,  Inc. dated October 25,
                     1991. (1)
        10.5         First  Amendment  to Lease by and between  Wilson  Boulevard  Venture and  RCG/Hagler  Bailly,
                     Inc., dated February 26, 1993. (1)
        10.6         Second  Amendment to Lease by and between  Wilson  Boulevard  Venture and  RCG/Hagler  Bailly,
                     Inc., dated December 12, 1994. (1)
        10.7         Lease by and between  Bresta Futura V.B.V.  and Hagler Bailly  Consulting,  Inc.  dated May 8,
                     1996. (1)
        10.8         Lease by and between L.C.  Fulenwider,  Inc., and RCG/Hagler  Bailly,  Inc. dated December 14,
                     1994. (1)
        10.9         Lease by and between  University of Research Park  Facilities  Corp.  and  RCG/Hagler  Bailly,
                     Inc., dated April 1, 1995. (2)
        10.10        Credit  Agreement  by and between  Hagler  Bailly  Consulting,  Inc. and State Street Bank and
                     Trust Company, dated May 17, 1995. (1)
        10.11        Amendment to Credit Agreement by and between Hagler Bailly  Consulting,  Inc. and State Street
                     Bank and Trust Company, dated as of June 20, 1996. (1)
        10.12        Extension  Agreement by and between Hagler Bailly  Consulting,  Inc. and State Street Bank and
                     Trust Company, dated as of August 1, 1996. (1)
        10.13        Amendment to Credit Agreement by and between Hagler Bailly  Consulting,  Inc. and State Street
                     Bank and Trust Company, dated as of November 12, 1996. (1)
        10.14        Term Note by and between  Hagler  Bailly  Consulting,  Inc.,  and State  Street Bank and Trust
                     Company, dated May 26, 1995. (1)
        10.15        Revolving  Credit Note by and between  Hagler  Bailly  Consulting,  Inc. and State Street Bank
                     and Trust Company, dated May 26, 1995. (3)
        10.16        Amendment  to Credit  Agreement  by and between  Hagler  Bailly  Consulting,  Inc.,  and State
                     Street Bank and Trust Company, dated as of June 12, 1997. (3)
        10.17        Credit Agreement by and among Hagler Bailly  Consulting,  Inc.,  Hagler Bailly Services,  Inc.
                     and State Street Bank and Trust Company, dated as of September 30, 1997. (4)
        10.18        Promissory Note by Hagler Bailly  Consulting,  Inc. and Hagler Bailly Services,  Inc. to State
                     Street Bank and Trust Company, dated September 30, 1997. (4)
        10.19        Security  Agreement by and between  Hagler Bailly  Consulting,  Inc. and State Street Bank and
                     Trust Company, dated as of September 30, 1997. (4)
        10.20        Security  Agreement  by and between  Hagler  Bailly  Services,  Inc. and State Street Bank and
                     Trust Company, dated as of September 30, 1997. (4)
        10.21        Guaranties by Hagler  Bailly,  Inc. to State Street Bank and Trust  Company,  dated  September
                     30, 1997. (4)
        10.22        Guaranties by HB Capital,  Inc. to State Street Bank and Trust  Company,  dated  September 30,
                     1997. (4)
        10.23        Subordination  Agreement  and Negative  Pledge/Sale  Agreement by and between  Hagler  Bailly,
                     Inc.  and State  Street  Bank and Trust  Company for Hagler  Bailly  Consulting,  Inc.,  dated
                     September 30, 1997. (4)
        10.24        Subordination  Agreement  and Negative  Pledge/Sale  Agreement by and between  Hagler  Bailly,
                     Inc.  and State  Street  Bank and Trust  Company  for  Hagler  Bailly  Services,  Inc.,  dated
                     September 30, 1997. (4)
        10.25        Guaranty of Monetary  Obligations to Bresta Futura V.B.V. by Hagler Bailly,  Inc.,  dated July
                     23, 1997. (4)
        21           Subsidiaries (6)
        24           Powers of Attorney (included on Signature Pages) (1)
        27.1         Financial Data Schedule - March 31, 1998
        27.2         Restated Financial Data Schedule - December 31, 1997
        27.3         Restated Financial Data Schedule - September 30, 1997
        27.4         Restated Financial Data Schedule - March 31, 1997
        27.5         Restated Financial Data Schedule - December 31, 1996

-------------------------------------------------------------------------------------------------------------------

         (1) Included in Amendment No.1 to the Company's Registration Statement as Form S-1 (No. 333-22207) filed with Securities and Exchange Commission on May 21, 1997.
         (2) Included in Amendment No.2 to the Company's Registration Statement Form S-1 (No. 333-22207) filed with the Securities and Exchange Commission on June 12, 1997.
         (3) Included in Amendment No. 3 to the Company's Registration Statement on Form S-1 (No. 333-22207) filed with the Securities and Exchange Commission on July 1, 1997.
         (4) Included in the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the quarter ended September 30, 1997, on November 14, 1997.
         (5) Included in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 1998.
         (6) Included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1998.


(b)      Reports on Form 8-K

         On March 10, 1998, the Company filed a current report on Form 8-K, concerning the merger of one of the Company's wholly-owned subsidiaries with and into TB&A Group, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     /s/ Henri-Claude Bailly
                                     -------------------------------------------
Date:  May 15, 1998                  Henri-Claude Bailly
                                     President, Chief Executive Officer and
                                     Chairman of the Board


                                     /s/ Daniel M. Rouse
                                     -------------------------------------------
Date: May 15, 1998                   Daniel M. Rouse
                                     Vice President, Chief Financial Officer
                                     and Treasurer