Form 10-Q
period 1998-06-30
HAGLER BAILLY INC
filed 1998-08-17
CIK 1033693

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


--------------------------------------------------------------------------------

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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


                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                   54-1759180
                      I.R.S. Employer Identification Number

             1530 Wilson Boulevard,  Suite 400, Arlington,  VA 22209 (Address of
               principal executive offices) (Zip Code)


                                  703-351-0300
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

As of July 31, 1998, the Registrant had 9,647,616 shares of its common stock outstanding.

                                TABLE OF CONTENTS


                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................1

   CONSOLIDATED BALANCE SHEETS.................................................1
   CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)...........................2
   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)...........................3
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................................4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.............................................5


                                     PART II


ITEM 1.  LEGAL PROCEEDINGS.....................................................9


ITEM 2.  CHANGES IN SECURITIES.................................................9


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS...................10


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K......................................10


SIGNATURES....................................................................14




                                     PART I
Item 1.  Financial Statements

                               Hagler Bailly, Inc.
                           Consolidated Balance Sheets

                                                                                        June 30,       December 31,
                                                                                     ---------------------------------
                                                                                          1998             1997
                                                                                     ---------------------------------
                                                                                       (unaudited)      (restated)
Assets
Current assets:
       Cash & cash equivalents                                                            $5,506,845        $3,967,527
       Investments                                                                         7,327,614         6,775,331
       Accounts receivable, net                                                           39,683,625        33,334,926
       Note receivable                                                                     1,000,000         1,000,000
       Prepaid expenses                                                                    3,765,808           731,067
       Other current assets                                                                 696,240         1,867,444
                                                                                      --------------- ----------------
Total current assets                                                                      57,980,132        47,676,295
Property and equipment, net                                                                3,466,431         2,916,873
Software development costs, net                                                            2,474,319         2,463,174
Intangible assets, net                                                                     9,245,391         6,925,960
Other assets                                                                               1,143,151         1,289,349
Deferred income taxes                                                                       24,355             601,002
                                                                                      --------------- ----------------

Total assets                                                                            $74,333,779       $61,872,653
                                                                                        ============      ===========
Liabilities and stockholders' equity

Current liabilities:
       Bank line of credit                                                                  $239,790      $          -
       Accounts payable and accrued expenses                                               6,175,979         5,543,664
       Accrued compensation and benefits                                                   4,158,829         5,096,818
       Billings in excess of cost                                                          1,061,812         1,757,208
       Notes payable-financial institution                                                         -           180,000
       Notes payable-related party                                                            14,877           620,417
       Current portion of long-term debt                                                     208,488                 -
       Income taxes payable                                                                   83,868         1,951,897
                                                                                      --------------- ----------------

Total current liabilities                                                                 12,830,853        16,533,693
Long-term debt, net of current portion                                                             -            21,014
                                                                                      --------------- ----------------
Total liabilities                                                                        $12,830,853       $16,554,707

Stockholders' equity:
       Preferred stock,  $0.01 par value, 5,000,000 shares authorized,
           none issued and outstanding                                                             -               -

       Common stock, $0.01 par value,  20,000,000 shares  authorized;  9,606,579
           and 9,051,345 issued and outstanding in 1998 and 1997                              96,066            90,513
       Additional capital                                                                 54,889,128        41,436,216
       Retained earnings                                                                   6,713,696         3,791,217
       Foreign currency translation                                                        (195,964)                 -
                                                                                     --------------- -----------------

Total stockholders' equity                                                               61,502,926        45,317,946
                                                                                     --------------- -----------------
Total liabilities and stockholders' equity                                              $74,333,779       $61,872,653
                                                                                        ============      ===========
                             See accompanying notes.




                               Hagler Bailly, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                           Three months ended                   Six months ended
                                                                June 30,                            June 30,
                                                         1998              1997              1998             1997
                                                    ---------------------------------   ---------------------------------

Revenues:
  Consulting revenues                                   $27,716,194      $24,356,488       $50,043,272       $45,459,241
  Other revenues                                          1,139,095                                              785,521
                                                    ---------------      ------------     ------------        ----------
                                                                             542,710         2,454,237
Total revenues                                           28,855,289       24,899,198        52,497,509        46,244,762
Cost of services                                         21,402,167       18,613,188        40,156,548        35,015,935
                                                    ---------------   --------------    --------------      ------------
Gross profit                                              7,453,122        6,286,010        12,340,961        11,228,827

Merger related costs                                        995,672                -         1,362,930                 -

Selling, general and administrative expenses              3,822,835        2,976,792         5,758,265         5,490,660

Stock and stock option compensation                               -                -                 -            64,869

                                                    --------------    --------------    --------------      ------------
Income from operations                                    2,634,615                                            5,673,298
                                                                           3,309,218         5,219,766
Other income (expense)                                       83,059        (152,486)           117,348         (446,804)
                                                    --------------    --------------    --------------      ------------

                                                            -------        ---------          -------
Income before income tax expense                          2,717,674                                            5,226,494
                                                                           3,156,732         5,337,114
Income tax expense                                       1,059,893                                            2,310,560
                                                    ---------------   -----             -----            --------------
                                                                          1,506,524         2,081,319
Net income before extraordinary gain                      1,657,781                                            2,915,934
                                                                           1,650,208         3,255,795
Extraordinary gain, net of income tax expense
    of $55,906 tax for the three months ended
    June 30, 1997                                                            737,709                            737,709
                                                    ------------------       -------    -------------------------------
                                                                 -                                  -
                                                                 --                                 -
Net income                                              $1,657,781       $2,387,917        $3,255,795        $3,653,643
                                                    =   ===========   =  ===========    =  ===========   =   ==========

Net income per share:
  Basic:
    Net income before extraordinary gain                      $0.18            $0.25             $0.36             $0.46
    Extraordinary gain, net of income tax expense          $      -            $0.11           $     -             $0.12
    Net income                                                $0.18            $0.36             $0.36             $0.58
  Diluted:
    Net income before extraordinary gain                      $0.17            $0.23             $0.33             $0.41
    Extraordinary gain, net of income tax expense          $      -            $0.10          $      -             $0.10
    Net income                                                $0.17            $0.33             $0.33             $0.51
Weighted average shares outstanding:
  Basic                                                  9,188,013                                            6,342,627
                                                    ===============   =====             =====            ==============
                                                                          6,550,873         9,028,838
  Diluted                                               10,029,667                                            7,138,113
                                                    === ===========   =====             =====            ==============
                                                                          7,236,602         9,844,817

Comprehensive income:
Net Income                                              $ 1,657,781      $ 2,387,917       $ 3,255,795       $ 3,653,643
  Foreign currency translation adjustment, net
    Of $20,849 and $76,426 tax, for the three
    Months and six months ended June 30, 1998                                                (119,538)
                                                    --------          ------------------     ---------
                                                           (32,610)               -                                 -
                                                           --------               --                                -
Comprehensive income                                    $1,625,171       $2,387,917        $3,136,257        $3,653,643
                                                    =   ===========   =  ===========    =  ===========   =   ==========

                             See accompanying notes.



                               Hagler Bailly, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                              Six months ended June 30,
                                                                    ------------------------------------------
                                                                               1998                1997
                                                                    ------------------------------------------
Operating activities
Net income                                                                      $3,255,795         $3,653,643
Adjustments to reconcile net income to net cash used in
 operating activities:
       Depreciation and amortization                                             1,682,032          1,150,070
       Extraordinary gain                                                                           (737,709)
                                                                                         -
       Provision for deferred income taxes                                                          1,625,341
                                                                                    80,168
       Provision for possible losses                                                                  164,177
                                                                                    82,418
       Amortization of deferred stock compensation                                                     64,869
                                                                                         -
       Changes in operating assets and liabilities:
            Accounts receivable                                                (6,431,114)        (4,460,520)
            Prepaid expenses                                                   (3,034,741)           (70,967)
            Other current assets                                                 1,171,204        (2,189,313)
            Other assets                                                                            (798,142)
                                                                                   146,198
            Accounts payable and accrued expenses                                  632,315          1,087,593
            Accrued compensation and benefits                                                       1,587,497
                                                                                 (937,989)
            Billings in excess of cost                                                              (971,364)
                                                                                 (695,396)
            Income taxes payable                                               (1,868,029)           207,178
                                                                        ------------------   ------- -------
Net cash provided by (used in) operating activities                            (5,917,139)            312,353
Investing activities
Acquisition of property and equipment                                          (1,362,469)          (637,491)
Purchase of investments                                                                              (78,022)
                                                                                 (552,283)
Purchase of 100% interest in Estudio "Q" and PT Indonesia                      (1,099,765)
                                                                                                            -
Investment in software development
                                                                                 (500,000)               -
                                                                                 ---------               -
Net cash used in investing activities                                          (3,514,517)          (715,513)
Financing activities
Issuance of common stock, net of offering costs                                 11,858,529            116,969
Repurchase of common stock                                                                           (45,857)
Dividends paid by Izsak Grapin                                                                      (233,333)
                                                                                 (333,315)
Net borrowings from bank line of credit                                                             3,625,000
                                                                                   239,790
Principal payments on debt                                                                          (849,031)
                                                                                 (598,066)
Net cash provided by financing activities                                       11,166,938          2,613,748
Net increase in cash and cash equivalents                                        1,735,282          2,210,588
Foreign currency gain (loss)
                                                                                 (195,964)                  -
Cash and cash equivalents, beginning of period                                  3,967,527          2,043,567
                                                                        ------------------   ----  ---------
Cash and cash equivalents, end of period                                        $5,506,845         $4,254,155
                                                                        ===================  =================

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

         As a result of a business combination completed in the second quarter which was accounted for as a pooling of interest as described in Note 3 below, all consolidated financial statements presented for the three-month and six-month periods ended June 30, 1998 and 1997 and as of December 31, 1997 have been restated to include the results of operations and financial position of Izsak, Grapin et Associes, S.A.R.L. ("Izsak Grapin"). These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Form 10-K and restated in the Form 8-K filed on June 12, 1998.

Note 2. Earnings per Share

         Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the respective periods. Diluted earnings per share is inclusive of the dilutive effect of unexercised stock options using the treasury stock method.

Note 3. Pooling of Interests

         On June 30, 1998, the Company acquired all of the stock of Izsak Grapin in exchange for 183,550 shares of the Company's common stock. The transaction was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of Izsak Grapin for all periods presented.

Note 4.  Cash Dividend

         Retained earnings for 1998 were reduced by a cash dividend of $333,316 paid by Izsak Grapin, the pooling of interest transaction detailed in Note 3 above, prior to its acquisition by the Company. The dividends per share for the Izsak Grapin stock were $1.82.





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Statements   included  in  Management's   Discussion  and  Analysis  of
Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 21E of the
Securities Exchange Act of 1934, as amended by Public Law 104-67. Forward-looking statements may be identified by words including "anticipate," "believe," "estimate," "expect" and similar expressions. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors such as concentration of the Company's revenues from a relatively limited number of public and private clients involved in the energy and network industries, the Company's ability to attract, retain and manage professional and administrative staff, fluctuations in quarterly results, risks related to acquisitions, and the fact that historical operations and performance are not necessarily indicative of future operations and performance, among others, and other risks and factors identified from time to time in the Company's reports filed with the SEC, including the risk factors identified in the Company's Registration Statement (No. 333-22207) on Form S-1, the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and the Company's Proxy Statement for its Special Meeting of Stockholders dated July 27, 1998.


         The Company, together with its wholly owned subsidiaries Hagler Bailly Services, Inc., Hagler Bailly Consulting, Inc., HB Capital, Inc., Apogee
Research, Inc., TB&A Group, Inc., and several of its foreign wholly owned subsidiaries, provides professional services to corporations and governments worldwide. The Company's focus is on energy, network industries and the environment.

Recent Events

         On June 11, 1998 the Company signed a definitive agreement to combine with Putnam, Hayes & Bartlett, Inc. ("PHB"). The Company anticipates issuing up to 6.6 million shares of its common stock to the shareholders of PHB in connection with the transaction. PHB had gross revenues of approximately $63 million in 1997. For a copy of the definitive agreement, see the Company's Proxy Statement for its Special Meeting of Stockholders dated July 27, 1998.

     On June 16, 1998 the Company and Cap Gemini S.A. and its wholly owned subsidiary Cap Gemini America, Inc. entered into an exclusive joint venture to deliver information technology consulting services and solutions to electric, gas and water utilities and service providers in the U.S. and Canada.

     On June 30, 1998 the Company acquired all of the stock of Izsak Grapin in exchange for 183,550 shares of its common stock. The transaction was accounted for as a pooling of interests.
Results of Operations

     Revenues. Revenues increased 15.9% to $28.9 million for the quarter ended June 30, 1998 from $24.9 million in the quarter ended June 30, 1997. Revenues increased 13.5% to $52.5 million for the six months ended June 30, 1998 compared to $46.2 million in the six months ended June 30, 1997. Consulting revenues increased 13.8% to $27.7 million for the quarter ended June 30, 1998 compared to $24.4 million in the comparable period in 1997. Consulting revenues increased 10.1% to $50.0 million for the six months ended June 30, 1998 compared to $45.5 million for the six months ended June 30, 1997. These increases are the result of the Company's focus on the growth of international private sector engagements by increasing capacity through the purchase of Estudio Q, S.R.L. ("Estudio Q"), an Argentinean company, and the acquisition of Izsak Grapin, a French company, increased volume in selected public sector work, and the development of "other revenues". Other revenues, the Company's revenues associated with information-based products and services and financial advisory services, increased 109.9% to $1.1 million for the quarter ended June 30, 1997 compared to $0.5 million in the comparable period in 1997.

     Cost of Services. Cost of services increased 15.0% to $21.4 million for the quarter ended June 30, 1998 from $18.6 million for the quarter ended June 30, 1997. Cost of services increased 14.7% to $40.2 million in the six months ended June 30, 1998 compared to $35.0 million for the six months ended June 30, 1997. Cost of services increased due to the increase in revenue.

     Gross Profit. Gross profit increased 18.6% to $7.5 million for the quarter ended June 30, 1998 from $6.3 million for the quarter ended June 30, 1997. Gross profit increased 9.9% to $12.3 million in the six months ended June 30, 1998 compared to $11.2 million for the comparable period. Gross profit as a percentage of revenues was 25.8% and 23.5% for the second quarter and the six months ended June 30, 1998 as compared to 25.2% and 24.3% for the second quarter and the six months ended June 30, 1997. The increase in gross margin for the quarter is the result of the additional high margin business from the private sector and the increased profitability in "other revenues", the information-based products and services and financial advisory services.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") increased to $4.8 million and $7.1 million ($3.8 million and $5.8 million, exclusive of merger related costs) for the quarter and six months ended June 30, 1998. As a percentage of revenue, SG&A increased to 16.7% (13.2% without merger related costs) for the quarter ended June 30 from 12% for the comparable 1997 quarter. The increase can be attributable to costs associated with continued integration of business combinations and to the merger activity related to PHB of $1.0 million. In addition, the Company significantly increased marketing efforts in the second quarter.

     Income From Operations. Income from operations was $2.6 million for the quarter ended June 30, 1998 compared to $3.3 million for the quarter ended June 30, 1997. Income from operations decreased to $5.2 million in the six months ended June 30, 1998 compared to $5.7 million for the six months ended June 30, 1997. These decreases can be attributed to the merger-related activities described above.

     Other Income (Expense). Other income (expense) was $0.08 million of income for the quarter ended June 30, 1998 and $(0.2) million of expense for the quarter ended June 30, 1997, $0.1 million of income and $(0.4) million of expense for the six months ended June 30, 1998 and June 30, 1997, respectively. The net change is due to the interest income earned from the investment of cash received from the issuance of common stock in 1998 and the reduction of the Company's debt in 1997.

     Income Tax Expense. Income tax expense was $1.1 million for the quarter ended June 30, 1998 compared to $1.5 million for the quarter ended June 30, 1997. Income tax expense was $2.1 million for the six months ended June 30, 1998 compared to $2.3 million for the six months ended June 30, 1997. For the quarters ended June 30, 1998 and 1997 income tax expense as a percentage of income before income tax expense was 39.0% and 47.7%, respectively, and for the six month periods ended June 30, 1998 and 1997 income tax expense as a percentage of income before income tax expense was 39.0% and 44.2%, respectively. The company accrues income tax at 39% of income before tax expense. The additional amounts expensed in 1997 for the quarter and six months ended June 30 are related to taxes associated with the extraordinary gains from the extinguishment of debt at more favorable terms to the Company.

     Net Income. As a result of the preceding information, net income for the quarter ended June 30, 1998 was $1.7 million compared to $2.4 million for the quarter ended June 30, 1997. Net income as a percentage of revenue (excluding merger related costs of $1.0 million) was 7.9% for the quarter ended June 30, 1998 as compared to 6.6%, excluding the extraordinary gain, for the comparable 1997 period. Net income for the six months ended June 30, 1998 and 1997 was $3.2 million and $3.7 million, respectively. The decrease from 1997 to 1998 is due to the extraordinary gain recognized in 1997. Liquidity and Capital Resources

     At June 30, 1998 and December 31, 1997, the Company had working capital of $45.1 million and $31.1 million, respectively. The $14.0 million increase in 1998 is primarily due to the private placement of 470,975 shares of the Company's common stock, for consideration of $12.5 million, to Cap Gemini America, Inc. These shares were issued concurrently with the formation of a joint venture with Cap Gemini America, Inc., Cap Gemini Hagler Bailly L.L.C. The increase can also be attributed to the growth in accounts receivable.

     Net cash used in operations consisted primarily of net income plus elements of cash flows related to accounts receivable and related billings, accounts payable and accrued compensation adjusted for non-cash items including depreciation and provision for possible losses. The use of funds in operations of $5.9 million for the six months ended June 30, 1998 can primarily be attributed to the growth in accounts receivable, the payment of bonuses, and the payment of estimated taxes for the first and second quarters of 1998.

     Investment activities used $3.5 million and $0.7 million for the six months ended June 30, 1998 and 1997, respectively. Investment expenditures have primarily been to purchase the stock of Estudio Q and the remaining interest in PT Hagler Bailly Indonesia, the continued capital expenditures for information technology, software development and other resources necessary for the growth of the Company.

     Financing activities provided $11.2 million and $2.6 million for the six months ended June 30, 1998 and 1997, respectively. The funds were provided primarily through the issuance of common stock in connection with the private placement mentioned above, and in 1997, primarily through the use of the Company's credit facility. Net proceeds from equity financing are invested in short-term, interest-bearing investment grade securities.

     The Company's primary source of liquidity for the past twelve months has been cash flows from financing, periodically supplemented by borrowings under a bank line of credit. During the year ended December 31, 1997, the Company, through two of its subsidiaries, established a $15 million revolving credit facility and began borrowing under the facility. The balance under the line of credit at June 30, 1998 was $0.2 million. Currently, the Company is evaluating proposals to increase its bank line of credit to $50 million. The Company believes that current projected levels of cash flows and the availability of financing, including borrowings under the Company's current and proposed credit facility, will be adequate to fund its anticipated cash needs, which may include future acquisitions of complementary businesses, for at least the next 12 months. The Company, depending on market conditions, may consider other sources of financing, including equity financing.

     Prior to its acquisition by Hagler Bailly and consistent with its dividend policy, Izsak Grapin paid cash dividends of $333,315 in 1998.

     The Company currently anticipates that it will retain all of its earnings for development of the Company's business and does not anticipate paying any cash dividends in the foreseeable future.

Year 2000

         The Year 2000 ("Y2K") issue is a result of certain information systems and programs using a two-digit format, as opposed to four digits, to indicate the years. Such systems and programs will be unable to correctly interpret dates beyond the year 1999, which could lead to system failure or certain other problems, leading to disruption in operations. The Company is currently developing a plan for Y2K information systems compliance. The Company has completed a preliminary evaluation of its domestic systems and does not anticipate incurring any material costs in connection with assuring that they are Y2K compliant.

         In the Company's networked systems area, all applications have been identified as Y2K compliant due to their recent scheduled upgrade. The Company's core financial and reporting systems are not Y2K compliant but the Company has already scheduled their replacement by early 1999. In addition, the Company anticipates being provided with a Y2K compliant upgrade to its current core financial and reporting systems software by the end of August 1998. The Company believes it will incur a cost of approximately $2.0 million to replace the core financial and reporting systems. This cost was budgeted for 1998 along with the networked systems upgrade and is not considered by the Company as a cost incurred to ensure Y2K compliance. The Company has not yet assessed the cost of ensuring Y2K compliance of its embedded systems but does not anticipate incurring material costs in connection with such compliance.

         The Company has not yet assessed the Y2K compliance of (i) its foreign operations or (ii) its suppliers and customers. The Company anticipates undertaking an assessment of the costs of ensuring Y2K compliance of its foreign operations by the end of 1998. The Company is also currently planning an assessment of its exposure to Y2K non-compliance by its suppliers and customers.

         At the present time, the Company's management believes that the costs associated with Y2K compliance should not have a material adverse effect on the results of operations or financial position of the Company in future periods. Nevertheless, the Company is not certain that it has fully identified all potential impacts or effects on it that could result from Y2K non-compliance, either internally or with respect to the various third-party enterprises with which it interacts.

                                     PART II

Item 1.  Legal Proceedings

         Hagler Bailly's indirect subsidiary, Theodore Barry & Associates, is a defendant in a lawsuit brought in the United States District Court for the Northern District of Illinois, Michael A. Laros v. Theodore Barry & Associates, No. 95-C4175, by one of its former executives seeking payment of a bonus and salary allegedly due him and payment of principal and interest on a subordinated note of TB&A held by Mr. Laros, prejudgment interest and costs and fees. TB&A is defending the suit. Hagler Bailly does not believe that the resolution of this lawsuit will have a material adverse effect on its business, financial condition or results of operations.

         Apogee Research, Inc. ("Apogee"), one of Hagler Bailly's wholly owned subsidiaries, has received a subpoena from the Office of the Inspector General of the Environmental Protection Agency (the "EPA") requesting records from April 1993 through October 1995 pertaining to a contract between Apogee and the EPA. The work under this contract has been completed. The subpoena was served in connection with an EPA investigation relating to the submission of potential false statements and false claims under the contract. Hagler Bailly is unable to determine at this time what effect, if any, the investigation will have on its business, financial condition or results of operations.

         Hagler Bailly and its subsidiaries are from time to time parties to litigation arising in the ordinary course of business. Neither Hagler Bailly nor any of its subsidiaries is a party to any pending material litigation nor are any of them aware of any pending or threatened litigation that would have a material adverse effect on Hagler Bailly or its business.


Item 2.  Changes in Securities

         On April 30, 1998 the Company acquired Estudio Q S.R.L. ("Estudio Q"), an Argentinean company, for cash and stock. The Company issued 64,306 shares of the Company's common stock to the shareholders of Estudio Q. The shares of common stock issued in connection with the acquisition were exempt from registration because they were issued in a transaction outside the jurisdiction of the United States.

         On June 16, 1998 Cap Gemini America, Inc. purchased 470,975 shares of the Company's common stock for $12.5 million. The shares of common stock issued in connection with this transaction were exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933.

         On June 30, 1998 the Company acquired all the stock of Izsak Grapin ("IGA"), a French company. The Company issued 183,550 shares of the Company's common stock to the shareholders of IGA. The shares of common stock issued in connection with this acquisition were exempt from registration because they were issued in a transaction outside the jurisdiction of the United States.

         The Company issued 3,457 shares of its common stock in June 1998 to one of its officers upon exercise of options. The shares of common stock issued in connection with this transaction were exempt from registration pursuant to
Section 4(2) of the Securities Act 1933.


Item 4. Submission of Matters to a Vote of Security Holders

         At the Company's annual meeting of stockholders held on May 14, 1998, the stockholders voted on the election of two directors to the Company's Board of Directors. Vinod K. Dar and Fred M. Schriever were elected to serve a three-year term ending at the 2001 annual meeting of stockholders. The voting for each director was as follows:

Name                                                     For                                 Withheld
Vinod K. Dar                                          6,635,056                               59,561
Fred M. Schriever                                     6,682,491                               12,126


         At the meeting, the stockholders also voted on the ratification of the selection, by the Audit Committee of the Board of Directors of the Company, of Ernst & Young LLP as independent auditors of the Company for its fiscal year ending December 31, 1998.

                 For              Against                                Abstain
              6,693,187            1,400                                   30


Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

     Exhibit
        No.                                          Description

        2            Sale Agreement between RCG International, Inc., and Hagler Bailly Consulting, Inc. (1)
        2.1          Agreement  and Plan of Merger by and among Hagler  Bailly,  Inc.,  Hagler  Bailly  Acquisition
                     Corp. 1997-1 and Apogee Research, Inc., dated as of November 18, 1997. (3)
        2.2          Agreement and Plan of Merger by and among Hagler  Bailly,  Inc.,  PHB  Acquisition  Corp.  and
                     Putnam, Hayes and Bartlett, Inc., dated as of June 11, 1998. (5)
        3.1          Amended and Restated Certificate of Incorporation of the Company (1)
        3.2          By-Laws of the Company, as amended
        4            Specimen Stock Certificates (1)
        4.1          Escrow  Agreement  dated  December 1, 1997 by and among Hagler  Bailly,  Inc.,  Hagler  Bailly
                     Acquisition Corp.  1997-1,  Richard R. Mudge as Stockholders'  Representative and State Street
                     Bank and Trust Company, as Escrow Agent. (3)
        4.2          Registration  Rights Agreement dated November 18, 1997 by and between Hagler Bailly,  Inc. and
                     Richard R. Mudge, acting as Stockholders' Representation. (3)
        10.1         Hagler  Bailly,  Inc.  Amended and Restated 1996 Employee  Incentive and  Non-Qualified  Stock
                     Option and Restricted Stock Plan (including forms of option agreements). (1)
        10.2         Form of Non-Compete,  Confidentiality  and Registration  Rights Agreement  between the Company and each stockholder. (1)
        10.3         Form of Amended and Restated  Employment  Agreement  between the Company and  Henri-Claude  A.
                     Bailly. (1)
        10.4         Lease by and between Wilson Boulevard  Venture and RCG/Hagler  Bailly,  Inc. dated October 25,
                     1991. (1)
        10.5         First  Amendment  to Lease by and between  Wilson  Boulevard  Venture and  RCG/Hagler  Bailly,
                     Inc., dated February 26, 1993. (1)
        10.6         Second  Amendment to Lease by and between  Wilson  Boulevard  Venture and  RCG/Hagler  Bailly,
                     Inc., dated December 12, 1994. (1)
        10.7         Lease by and between  Bresta Futura V.B.V.  and Hagler Bailly  Consulting,  Inc.  dated May 8,
                     1996. (1)
        10.8         Lease by and between L.C.  Fulenwider,  Inc., and RCG/Hagler  Bailly,  Inc. dated December 14,
                     1994. (1)
        10.9         Lease by and between  University of Research Park  Facilities  Corp.  and  RCG/Hagler  Bailly,
                     Inc., dated April 1, 1995. (1)
        10.10        Credit  Agreement  by and between  Hagler  Bailly  Consulting,  Inc. and State Street Bank and
                     Trust Company, dated May 17, 1995. (1)
        10.11        Amendment to Credit Agreement by and between Hagler Bailly  Consulting,  Inc. and State Street
                     Bank and Trust Company, dated as of June 20, 1996. (1)
        10.12        Extension  Agreement by and between Hagler Bailly  Consulting,  Inc. and State Street Bank and
                     Trust Company, dated as of August 1, 1996. (1)
        10.13        Amendment to Credit Agreement by and between Hagler Bailly  Consulting,  Inc. and State Street
                     Bank and Trust Company, dated as of November 12, 1996. (1)
        10.14        Term Note by and between  Hagler  Bailly  Consulting,  Inc.,  and State  Street Bank and Trust
                     Company, dated May 26, 1995. (1)
        10.15        Revolving  Credit Note by and between  Hagler  Bailly  Consulting,  Inc. and State Street Bank
                     and Trust Company dated May 26, 1995. (1)
        10.16        Amendment  to Credit  Agreement  by and between  Hagler  Bailly  Consulting,  Inc.,  and State
                     Street Bank and Trust Company, dated as of June 12, 1997. (1)
        10.17        Credit Agreement by and among Hagler Bailly  Consulting,  Inc.,  Hagler Bailly Services,  Inc.
                     and State Street Bank and Trust Company, dated as of September 30, 1997. (2)
        10.18        Promissory Note by Hagler Bailly  Consulting,  Inc. and Hagler Bailly Services,  Inc. to State
                     Street Bank and Trust Company, dated September 30, 1997. (2)
        10.19        Security  Agreement by and between  Hagler Bailly  Consulting,  Inc. and State Street Bank and
                     Trust Company, dated as of September 30, 1997. (2)
        10.20        Security  Agreement  by and between  Hagler  Bailly  Services,  Inc. and State Street Bank and
                     Trust Company, dated as of September 30, 1997. (2)
        10.21        Guaranties by Hagler  Bailly,  Inc. to State Street Bank and Trust  Company,  dated  September
                     30, 1997. (2)
        10.22        Guaranties by HB Capital,  Inc. to State Street Bank and Trust  Company,  dated  September 30,
                     1997. (2)
        10.23        Subordination  Agreement  and Negative  Pledge/Sale  Agreement by and between  Hagler  Bailly,
                     Inc.  and State  Street  Bank and Trust  Company for Hagler  Bailly  Consulting,  Inc.,  dated
                     September 30, 1997. (2)
        10.24        Subordination  Agreement  and Negative  Pledge/Sale  Agreement by and between  Hagler  Bailly,
                     Inc.  and State  Street  Bank and Trust  Company  for  Hagler  Bailly  Services,  Inc.,  dated
                     September 30, 1997. (2)
        10.25        Guaranty of Monetary  Obligations to Bresta Futura V.B.V. by Hagler Bailly,  Inc.,  dated July
                     23, 1997. (2)
        10.26        Amendment to Credit Agreement by and between Hagler Bailly  Consulting,  Inc. and State Street
                     Bank and Trust Company dated May 18, 1998.
        10.27        Sublease  Agreement by and between  Coopers and Lybrand L.L.P.  and Hagler Bailly,  Inc. dated
                     December 5, 1997.
        21           Subsidiaries (4)
        24           Powers of Attorney (included on Signature Pages) (1)
        27.1         Financial Data Schedule - June 30, 1998
        27.2         Restated Financial Data Schedule - March 31, 1998
        27.3         Restated Financial Data Schedule - December 31, 1997
        27.4         Restated Financial Data Schedule - September 30, 1997
        27.5         Restated Financial Data Schedule - June 30, 1997
        27.6         Restated Financial Data Schedule - March 31, 1997
        27.7         Restated Financial Data Schedule - December 31, 1996

-------------------------------------------------------------------------------------------------------------------
         (1)         Included in the Company's Registration Statement on Form S-1 (No. 333-22207)
         (2)         Included in the Company's  Quarterly  Report on Form 10-Q for the quarter ended  September 30,
                     1997.
         (3)         Included in the Company's Current Report on Form 8-K filed on December 16, 1998.
         (4)         Included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
         (5)         Included in the Company's Proxy  Statement for Special Meeting of Stockholders  dated July 27,
                     1998 on Form DEF 14A.


(b)      Reports on Form 8-K

         On June 12, 1998 the Company filed a current report on Form 8-K, which restated the Hagler Bailly's 1997 audited financial statements to reflect the merger of one of the Company's wholly owned subsidiaries with and into TB&A Group, Inc. which took place after December 31, 1997.

                                                    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 14, 1998                -----------------------
                                         Henri-Claude Bailly
                     President, Chief Executive Officer and
                                         Chairman of the Board


                                      /s/ Daniel M. Rouse
                                      -------------------
 Date: August 14, 1998                   Daniel M. Rouse
                                         Vice President, Chief Financial
                                         Officer and Treasurer