Form 10-Q/A
period 1998-06-30
HAGLER BAILLY INC
filed 1998-08-26
CIK 1033693

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


--------------------------------------------------------------------------------

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



                                     PART II



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K......................................10


SIGNATURES....................................................................14

PART I

Item 1.  Financial Statements

                                                Hagler Bailly, Inc.
                                            Consolidated Balance Sheets
                                                                                        June 30,       December 31,
                                                                                     ----------------------------------
                                                                                          1998             1997
                                                                                     ----------------------------------
                                                                                       (unaudited)      (restated)
ASSETS

Current assets:
       Cash & cash equivalents                                                           $ 5,506,845       $ 3,967,527
       Investments                                                                         7,327,614         6,775,331
       Accounts receivable, net                                                           39,683,625        33,334,926
       Note receivable                                                                     1,000,000         1,000,000
       Prepaid expenses                                                                    3,765,808           731,067
       Other current assets                                                                  696,240         1,867,444
                                                                                          ----------        ----------
Total current assets                                                                      57,980,132        47,676,295
Property and equipment, net                                                                3,466,431         2,916,873
Software development costs, net                                                            2,474,319         2,463,174
Intangible assets, net                                                                     9,245,391         6,925,960
Other assets                                                                               1,143,151         1,289,349
Deferred income taxes                                                                         24,355           601,002
                                                                                          ----------        ----------
Total assets                                                                             $74,333,779       $61,872,653
                                                                                          ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Bank line of credit                                                               $   239,790       $         -
       Accounts payable and accrued expenses                                               6,175,979         5,543,664
       Accrued compensation and benefits                                                   4,158,829         5,096,818
       Billings in excess of cost                                                          1,061,812         1,757,208
       Notes payable-financial institution                                                         -           180,000
       Notes payable-related party                                                            14,877           620,417
       Current portion of long-term debt                                                     208,488                 -
       Deferred income taxes                                                                 887,210         1,383,689
       Income taxes payable                                                                   83,868         1,951,897
                                                                                          ----------        ----------
Total current liabilities                                                                 12,830,853        16,533,693
Long-term debt, net of current portion                                                             -            21,014
                                                                                          ----------        ----------
Total liabilities                                                                        $12,830,853       $16,554,707
Stockholders' equity:
       Preferred stock,  $0.01 par value, 5,000,000 shares authorized,
           none issued and outstanding                                                             -                 -
       Common stock, $0.01 par value,  20,000,000 shares  authorized;  9,606,579
           and 9,051,345 issued and outstanding in 1998 and 1997                              96,066            90,513
       Additional capital                                                                 54,889,128        41,436,216
       Retained earnings                                                                   6,713,696         3,791,217
       Foreign currency translation                                                        (195,964)                 -
                                                                                          ----------        ----------
Total stockholders' equity                                                                61,502,926        45,317,946
                                                                                          ----------        ----------
Total liabilities and stockholders' equity                                               $74,333,779       $61,872,653
                                                                                          ==========        ==========
                                               See accompanying notes.




                                                Hagler Bailly, Inc.
                                       Consolidated Statements of Operations
                                                    (Unaudited)

                                                           Three months ended                   Six months ended
                                                                June 30,                            June 30,
                                                         1998              1997              1998             1997
                                                    ---------------------------------   ---------------------------------
Revenues:
  Consulting revenues                                   $27,716,194      $24,356,488       $50,043,272       $45,459,241
  Other revenues                                          1,139,095          542,710         2,454,237           785,521
                                                         ----------       ----------        ----------        ----------
Total revenues                                           28,855,289       24,899,198        52,497,509        46,244,762
Cost of services                                         21,402,167       18,613,188        40,156,548        35,015,935
                                                         ----------       ----------        ----------        ----------
Gross profit                                              7,453,122        6,286,010        12,340,961        11,228,827
Merger related costs                                        995,672                -         1,362,930                 -
Selling, general and administrative expenses              3,822,835        2,976,792         5,758,265         5,490,660
Stock and stock option compensation                               -                -                 -            64,869
                                                         ----------       ----------        ----------        ----------
Income from operations                                    2,634,615        3,309,218         5,219,766         5,673,298
Other income (expense)                                       83,059        (152,486)           117,348         (446,804)
                                                         ----------       ----------        ----------        ----------
Income before income tax expense                          2,717,674        3,156,732         5,337,114         5,226,494
Income tax expense                                        1,059,893        1,506,524         2,081,319         2,310,560
                                                         ----------       ----------        ----------        ----------
Net income before extraordinary gain                      1,657,781        1,650,208         3,255,795         2,915,934

Extraordinary gain, net of income tax expense
    of $55,906 tax for the three months ended
    June 30, 1997                                                 -          737,709                 -           737,709
                                                         ----------       ----------       -----------        ----------
Net income                                               $1,657,781       $2,387,917        $3,255,795        $3,653,643
                                                         ==========       ==========       ===========        ==========

Net income per share:
  Basic:
    Net income before extraordinary gain                      $0.18            $0.25             $0.36             $0.46
    Extraordinary gain, net of income tax expense          $      -            $0.11           $     -             $0.12
    Net income                                                $0.18            $0.36             $0.36             $0.58
  Diluted:
    Net income before extraordinary gain                      $0.17            $0.23             $0.33             $0.41
    Extraordinary gain, net of income tax expense          $      -            $0.10          $      -             $0.10
    Net income                                                $0.17            $0.33             $0.33             $0.51
Weighted average shares outstanding:
  Basic                                                   9,188,013        6,550,873         9,028,838         6,342,627
                                                         ==========       ==========        ==========        ==========

  Diluted                                                10,029,667        7,236,602         9,844,817         7,138,113
                                                         ==========       ==========        ==========        ==========


Comprehensive income:
Net Income                                              $ 1,657,781      $ 2,387,917       $ 3,255,795       $ 3,653,643
  Foreign currency translation adjustment, net
    Of $20,849 and $76,426 tax, for the three
    Months and six months ended June 30, 1998              (32,610)                -         (119,538)                 -
                                                         ----------       ----------        ----------        ----------
Comprehensive income                                    $1,625,171       $2,387,917        $3,136,257        $3,653,643
                                                        ===========   =  ===========    =  ===========   =   ==========

                                                See accompanying notes.




                                                Hagler Bailly, Inc.
                                       Consolidated Statements of Cash Flows
                                                    (Unaudited)
                                                                              Six months ended June 30,
                                                                    ------------------------------------------
                                                                               1998                1997
                                                                    ------------------------------------------
OPERATING ACTIVITIES
Net income                                                                      $3,255,795         $3,653,643
Adjustments to reconcile net income to net cash used in
 operating activities:
       Depreciation and amortization                                             1,682,032          1,150,070
       Extraordinary gain                                                                -          (737,709)
       Provision for deferred income taxes                                          80,168          1,625,341
       Provision for possible losses                                                82,418            164,177
       Amortization of deferred stock compensation                                       -             64,869

       Changes in operating assets and liabilities:
            Accounts receivable                                                (6,431,114)        (4,460,520)
            Prepaid expenses                                                   (3,034,741)           (70,967)
            Other current assets                                                 1,171,204        (2,189,313)
            Other assets                                                           146,198          (798,142)
            Accounts payable and accrued expenses                                  632,315          1,087,593
            Accrued compensation and benefits                                    (937,989)          1,587,497
            Billings in excess of cost                                           (695,396)          (971,364)
            Income taxes payable                                               (1,868,029)            207,178
                                                                              ------------       ------------
Net cash provided by (used in) operating activities                            (5,917,139)            312,353

INVESTING ACTIVITIES
Acquisition of property and equipment                                          (1,362,469)          (637,491)
Purchase of investments                                                          (552,283)           (78,022)
Purchase of 100% interest in Estudio "Q" and PT Indonesia                      (1,099,765)                  -
Investment in software development                                               (500,000)                  -
                                                                              ------------       ------------
Net cash used in investing activities                                          (3,514,517)          (715,513)

FINANCING ACTIVITIES
Issuance of common stock, net of offering costs                                 11,858,529            116,969
Repurchase of common stock                                                               -           (45,857)
Dividends paid by Izsak Grapin                                                   (333,315)          (233,333)

Net borrowings from bank line of credit                                            239,790          3,625,000
Principal payments on debt                                                       (598,066)          (849,031)
                                                                              ------------       ------------
Net cash provided by financing activities                                       11,166,938          2,613,748
Net increase in cash and cash equivalents                                        1,735,282          2,210,588
Foreign currency gain (loss)                                                     (195,964)                  -
Cash and cash equivalents, beginning of period                                   3,967,527          2,043,567
                                                                              ------------       ------------
Cash and cash equivalents, end of period                                        $5,506,845         $4,254,155
                                                                              ============       ============

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

                                     PART II




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


                                    /s/ Henri-Claude Bailly
                                    ------------------------
Date:  August 21, 1998              Henri-Claude Bailly
                                    President, Chief Executive Officer and
                                    Chairman of the Board



                                    /s/ Daniel M. Rouse
                                    --------------------------
 Date: August 21, 1998              Daniel M. Rouse
                                    Vice President, Chief Financial Officer and
                                    Treasurer