Form 10-Q
period 1998-09-30
HAGLER BAILLY INC
filed 1998-11-13
CIK 1033693

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of October 31, 1998, the Registrant had 16,212,602 shares of its common stock outstanding.

                                TABLE OF CONTENTS


                                     PART I

Item 1.  Financial Statements..................................................1

   CONSOLIDATED BALANCE SHEETS (RESTATED UNAUDITED)............................1
   CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)...........................2
   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)...........................3
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................................4




                                     PART II



Item 1.  Legal Proceedings....................................................12


Item 2.  Changes in Securities................................................12


Item 4. Submission of Matters to a Vote of Security Holders...................12


Item 6. Exhibits and Reports on Form 8-K......................................13


SIGNATURES....................................................................17







                                     PART I

Item 1.  Financial Statements

                                                          Hagler Bailly, Inc.
                                                      Consolidated Balance Sheets

                                                                                      September 30,        December 31,
                                                                                           1998                1997
                                                                                    ---------------------------------------
                                                                                                            (restated
Assets                                                                                 (unaudited)          unaudited)
Current assets:
       Cash & cash equivalents                                                            $  7,560,450       $  11,813,067
       Accounts receivable, net of allowance of $3,247,015 and $3,872,703
            in 1998 and 1997, respectively                                                  66,805,838          51,856,553
       Prepaid expenses                                                                      6,458,801           1,501,447
       Other current assets                                                                  4,781,593           2,867,444
                                                                                    ---------------------------------------
Total current assets                                                                        85,606,682          68,038,511

Property and equipment, net of accumulated depreciation of $12,823,124
        and $11,063,142, respectively                                                        6,640,658           5,512,634
Software development costs, net of accumulated amortization of $515,648
        and $49,000, respectively                                                            1,399,929           2,463,173
Intangible assets, net of accumulated amortization of $2,333,100
        and $1,752,712, respectively                                                         9,045,270           6,925,960
Deferred taxes                                                                                  24,355           1,269,684
Other assets                                                                                 1,333,845           1,598,410
                                                                                    ---------------------------------------
Total assets                                                                             $ 104,050,739       $  85,808,372
                                                                                    =======================================
Liabilities and stockholders' equity
Current liabilities:
       Bank line of credit                                                                $  4,700,000        $  1,500,000
       Accounts payable and accrued expenses                                                 7,837,460           9,555,716
       Accrued compensation and benefits                                                    11,918,217          17,033,297
       Billings in excess of cost                                                            2,584,733           3,125,738
       Current portion of long-term debt                                                       249,647             947,367
       Income taxes currently payable                                                        4,360,804           3,107,946
       Deferred taxes                                                                          887,210                   -
                                                                                    ------------------- -------------------
Total current liabilities                                                                   32,538,071          35,270,064
Long-term debt, net of current portion                                                               -             305,424
Deferred income taxes                                                                                -           1,383,688
                                                                                    ------------------- -------------------
Total liabilities                                                                           32,538,071          36,959,176
Stockholders' equity:
       Common stock, $0.01 par value, 50,000,000 shares authorized;
           16,210,102 and 15,473,735 issued and outstanding                                    162,101             154,737
       Additional capital                                                                   70,701,275          53,837,452
       Retained earnings (deficit)                                                             841,669         (5,161,356)
       Foreign currency translation                                                          (192,377)              18,363
                                                                                    ------------------- -------------------
Total stockholders' equity                                                                  71,512,668          48,849,196
                                                                                    ------------------- -------------------
                                                                                    =================== ===================
Total liabilities and stockholders' equity                                               $ 104,050,739        $ 85,808,372
                                                                                    =================== ===================
                             See accompanying notes.



                                                          Hagler Bailly, Inc.
                                                 Consolidated Statements of Operations
                                                              (Unaudited)

                                                                 Three months ended                       Nine months ended
                                                                    September 30,                           September 30,
                                                               1998               1997                1998                1997
                                                                               (restated)                              (restated)
                                                       -----------------  -----------------   -----------------  -------------------
Revenues:
  Consulting revenues                                      $ 44,201,405        $42,441,400       $ 127,339,475         $ 119,665,349
  Other revenues                                              2,288,712            910,954           4,742,949             1,696,475
                                                       -----------------  -----------------   -----------------  -------------------
Total revenues                                               46,490,117         43,352,354         132,082,424           121,361,824
Cost of services                                             33,130,823         33,445,979          94,812,408            92,647,211
                                                       -----------------  -----------------   -----------------  -------------------
Gross profit                                                 13,359,294          9,906,375          37,270,016            28,714,613
Merger and related costs                                      2,493,213                  -           4,212,143                     -
Selling, general and administrative expenses                  6,905,116          6,790,595          18,297,979            18,596,898
Stock and stock option compensation                                   -                  -           2,595,200                64,869
                                                       -----------------  -----------------   -----------------  -------------------
Income from operations                                        3,960,965          3,115,780          12,164,694            10,052,846
Other income (expenses), net                                    258,230            217,033             179,684             (409,075)
                                                       -----------------  -----------------   -----------------  -------------------
Income before income tax expense                              4,219,195          3,332,813          12,344,378             9,643,771
Income tax expense                                            1,713,593          1,150,187           6,008,042             3,992,671
                                                       -----------------  -----------------   -----------------  -------------------
Net income before extraordinary gain                          2,505,602          2,182,626           6,336,336             5,651,100
Extraordinary gain, net of income tax expense of
    $1,739 and $57,645 for the three and nine months
    ended September 30, 1997                                          -             22,943                   -               760,652


                                                       -----------------  -----------------   -----------------  -------------------
Net income                                                  $ 2,505,602        $ 2,205,569          $6,336,336          $  6,411,752
                                                       =================  =================   =================  ===================
Net income per share:
  Basic:
    Net income before extraordinary gain                       $   0.15           $   0.15            $   0.38              $   0.44
    Extraordinary gain, net of income tax expense              $      -           $      -            $      -              $   0.06
    Net income                                                 $   0.15           $   0.15            $   0.38              $   0.50
  Diluted:
    Net income before extraordinary gain                       $   0.15           $   0.14            $   0.36              $   0.41
    Extraordinary gain, net of income tax expense              $      -           $      -            $      -              $   0.06
    Net income                                                 $   0.15           $   0.14            $   0.36              $   0.47
Weighted average shares outstanding:
  Basic                                                      16,195,462         14,611,447          16,635,737            12,790,923
                                                       =================  =================   =================  ===================
  Diluted                                                    16,939,346         15,439,613          17,427,411            13,715,075
                                                       =================  =================   =================  ===================

Comprehensive income:
Net Income                                                   $2,505,602        $ 2,205,569         $ 6,336,336          $  6,411,752
Foreign currency translation adjustment, net of tax
   expense (benefit) of ($12,292) and $82,199 for the
   three and nine months in 1998, and $6,084 and
   $7,772 for the three and nine months in 1997                  19,227            (9,517)           (128,551)              (12,156)
                                                       -----------------  -----------------   -----------------  -------------------

                                                       =================  =================   =================  ===================
Comprehensive income                                        $ 2,524,829        $ 2,196,052         $ 6,207,785          $  6,399,596
                                                       =================  =================   =================  ===================
                                                       See accompanying notes.



                                                          Hagler Bailly, Inc.
                                                 Consolidated Statements of Cash Flows
                                                              (Unaudited)

                                                                             Nine months ended September 30,
                                                                               1998                  1997
                                                                                                  (restated)
                                                                        -------------------   --------------------
Operating activities

Net income                                                                     $ 6,336,336           $  6,411,752
Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:

       Depreciation and amortization                                             2,864,637              1,981,391
       Amortization of software development costs                                  615,798                      -
       Extraordinary gain                                                                -               (22,943)
       Provision for deferred income taxes                                         748,850              1,502,494
       Provision for accounts receivable                                         (625,689)              (553,718)
       Disposal of fixed assets                                                    174,650                      -
       Asset impairment                                                            456,493                      -
       Amortization of deferred stock compensation                               2,595,200                 64,869

       Changes in operating assets and liabilities:

             Accounts receivable                                              (14,323,597)            (9,831,411)
             Prepaid expenses                                                  (4,957,354)            (1,294,315)
             Other current assets                                              (1,914,149)            (1,007,626)
             Other assets - non current                                            264,562              (179,519)
             Accounts payable and accrued expenses                             (1,718,250)                644,900
             Accrued compensation and benefits                                 (5,115,080)              8,094,547
             Billings in excess of cost                                          (541,005)              (918,295)
             Income taxes payable                                                1,252,858                124,065
                                                                        -------------------   --------------------
Net cash (used in) provided by operating activities                           (13,885,740)              5,016,191

Investing activities

Acquisition of property and equipment                                          (3,595,971)            (1,841,659)
Investment in common stock of subsidiaries                                     (1,099,765)                      -
                                                                        -------------------   --------------------
Net Cash used in investing activities                                          (4,695,736)            (1,841,659)
Financing activities

Issuance of common stock, net of offering costs                                          -             30,579,973
Sale of common stock                                                            12,676,054                      -

Dividends paid by foreign subsidiary                                             (333,311)              (233,333)
Net borrowings (payments) from bank line of credit                               3,200,000            (3,750,000)
Principal payments on debt                                                     (1,003,144)           (10,696,818)
                                                                        -------------------   --------------------
Net cash provided by financing activities                                       14,539,599             15,899,822
Net (decrease) increase in cash and cash equivalents                           (4,041,877)             19,074,354
Foreign currency loss                                                            (210,740)               (19,928)

Cash and cash equivalents, beginning of period                                  11,813,067              3,218,708
                                                                        -------------------   --------------------
Cash and cash equivalents, end of period                                       $ 7,560,450           $ 22,273,134
                                                                        ===================   ====================

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

     As a result of a business combination completed in the third quarter which was accounted for as a pooling of interests as described in Note 3 below, all consolidated financial statements presented for the three-month and nine-month periods ended September 30, 1998 and 1997 and as of December 31, 1997 have been restated to include the results of operations and financial position of Putnam, Hayes & Bartlett, Inc. ("PHB"). These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Proxy Statement for its Special Meeting of Stockholders dated July 24, 1998 and the Form 8-K filed on November 13, 1998.

Note 2. Earnings per Share

     Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the respective periods. Diluted earnings per share is inclusive of the dilutive effect of unexercised stock options using the treasury stock method.

Note 3. Pooling of Interests

     On August 28, 1998, the Company exchanged 6,548,953 shares of the Company's common stock for all of the stock of PHB. The transaction was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of PHB for all periods presented.

Note 4. Cash Dividend

     Retained earnings for 1998 were reduced by the payment of the annual cash dividend of $333,311 paid to shareholders by Izsak, Grapin et Associes ("IGA") consistent with IGA's historical practice and prior to its merger with the Company. The acquisition was accounted for as a pooling of interests transaction in the second quarter.

Note 5. Merger and Related Costs

     Cost of effecting mergers and subsequently integrating the operations of the various merged companies are recorded as merger and related costs when incurred. These costs consist primarily of direct merger costs such as investment banking, legal, accounting and filing fees, as well as related costs incurred to realign corporate, administrative, and personnel functions, implement efficiencies with regard to information systems and offices, change the corporate identity for the acquired companies, and other expenses incurred to integrate operations. Also included were non-recurring charges including certain asset impairments relating to software development costs as a result of the Company's evaluation of the fair value of these assets.


Item 2. Management's Discussion and Analysis of Financial
       Condition and Results of Operations

Overview

     Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67. Forward-looking statements may be identified by words including "anticipate," "believe," "estimate," "expect" and similar expressions. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors such as concentration of the Company's revenues from a relatively limited number of public and private clients involved in the energy and network industries, the Company's ability to attract, retain and manage professional and administrative staff, fluctuations in quarterly results, risks related to acquisitions, and the fact that historical operations and performance are not necessarily indicative of future operations and performance, among others, and other risks and factors identified from time to time in the Company's reports filed with the SEC, including the risk factors identified in the Company's Registration Statement (No. 333-22207) on Form S-1, the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and the Company's Proxy Statement for its Special Meeting of Stockholders dated July 24, 1998.

     The Company, together with its wholly owned subsidiaries Hagler Bailly Services, Inc., Hagler Bailly Consulting, Inc., HB Capital, Inc., Apogee Research, Inc. ("Apogee"), TB&A Group, Inc. ("TB&A"), and as of August 28, 1998, PHB, and several of its foreign wholly owned subsidiaries, is a worldwide provider of consulting, research and other professional services to corporations and governments on energy, telecommunication, transportation, and the environment. As of September 1, 1998, Hagler Bailly employed a staff of 700, of which over two-thirds were consulting and technical professionals. The Company's common stock is quoted on the NASDAQ National Market under the symbol, "HBIX".

     The Company's revenues consist of consulting revenues and other revenues. Consulting revenues represent revenues associated with professional staff, subcontractors and independent consultants, and client reimbursable expenses and are associated with the Company's primary business of offering corporate clients strategy and business operations consulting, economic counsel and litigation support, and market research and survey analysis. Other revenues include those derived from information-based product and services, and financial advisory services. The Company's client base includes both the public and private sector. Revenue from the private sector is typically characterized by higher gross margins than the public sector, yet generally requires a higher relative level of infrastructure support. Consequently, the Company's operating performance is affected by its public sector / private sector business mix. Through strategic acquisitions and internal growth, the Company has increased its private sector client base, and will continue to pursue such opportunities in the future.

     On February 23, 1998, the Company issued 454,994 shares of its common stock in exchange for all the stock of TB&A. The transaction was accounted for as a pooling of interests.

     On June 16, 1998, the Company and Cap Gemini S.A. and its wholly owned subsidiary Cap Gemini America, Inc. entered into an exclusive joint venture to deliver information technology consulting services and solutions to electric, gas and water utilities, and service providers in the U.S. and Canada. The Company expects the joint venture to turn profitable sometime late in the fiscal year ending December 31, 1999.

     On June 30, 1998, the Company issued 183,550 shares of its common stock in exchange for all of the stock of IGA. The transaction was accounted for as a pooling of interests.

     On August 28, 1998, the Company issued 6,548,953 shares of its common stock in exchange for all of the stock of PHB. The transaction was accounted for as a pooling of interests.

     On September 30, 1998, the Company exited from certain public sector environmental consulting business.

Results of Operations

     The following table presents for the periods indicated the percentage of revenues represented by certain income and expense items, and the percentage period-to-period increase (decrease) in such items:







                                                                                                         % Period-to-Period

                                                       Percentage of Revenues                      Increase (Decrease) of Dollars
                                          ------------------------------------------------------------------------------------------
                                                                                                  Three months          Nine months
                                                                                                   ended Sept.          ended Sept.
                                            Three months ended          Nine months ended           30, 1998             30, 1998
                                               September 30,              September 30,           compared to           compared to
                                          ------------------------     --------------------       three months          nine months
                                             1998         1997           1998       1997           ended Sept            ended Sept
                                                                                                    30, 1998             30, 1997
                                          ------------------------------------------------------------------------------------------
Revenues:

  Consulting                                    95.1        97.9           96.4      98.6             4.1                   6.4
  Other                                          4.9         2.1            3.6       1.4           151.2                 179.6
    Total revenues                             100.0       100.0          100.0     100.0             7.2                   8.8
Cost of services                                71.3        77.2           71.8      76.3           (0.9)                   2.3
Merger and related costs                         5.4           -            3.2         -           100.0                 100.0
Selling,   general,  and  administrative
 expenses                                       14.9        15.7           13.9      15.3             1.7                 (1.6)
Compensation    in    connection    with
 subscriptions for common stock                    -           -            2.0       0.1               -                     -
Income from operations                           8.5         7.2            9.2       8.3            27.1                  21.0
  Other income (expenses), net                   0.6         0.5            0.1     (0.3)            19.0                 100.0
Income before income taxes                       9.1         7.7            9.3       8.0            26.6                  28.0
Income tax expense                               3.7         2.7            4.5       3.3            49.0                  50.5
Net income before extraordinary gain             5.4         5.0            4.8       4.7            14.8                  12.1
Extraordinary gain                                 -         0.1              -       0.6         (100.0)               (100.0)
Net income                                       5.4         5.1            4.8       5.3            13.6                 (1.2)



THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

     Revenues for the three months ended September 30, 1998 increased by $3.1 million, or 7.2%, to $46.5 million from the three months ended September 30, 1997. Of this increase, $1.8 million is attributable to consulting revenues, and $1.3 million is attributable to other revenues. Consulting revenues increased 4.1% for the three months ended September 30, 1998, as compared to the comparable period of the prior year. This increase was primarily the result of internal growth. Other revenues increased by 151.2% for the three months ended September 30, 1998, as compared to the comparable period of the prior year. This increase was attributable to increased revenues from information-based products and services associated with a contract the Company was awarded in the current fiscal year. In the three months ended September 30, 1998, approximately 95.1% of the Company's revenues were derived from consulting revenues, as compared with 97.9% in the three months ended September 30, 1997.

     Cost of services for the three months ended September 30, 1998 decreased by approximately $315,000, or 0.9%, to $33.1 million from the three months ended September 30, 1997. Cost of services as a percentage of revenue decreased from 77.2% in the three months ending September 30, 1997, to 71.3% in the three months ending September 30, 1998, primarily the result of cost savings associated with integration of the Company's and PHB's operations, and the diversion of direct billable professional staff to support the merger.

     Selling, general and administrative expenses ("SG&A") for the three months ended September 30, 1998 increased by approximately $115,000, or 1.7%, to $6.9 million from the three months ended September 30, 1997. The increase was due an increase in the overall volume of business as compared to the comparable period of the prior year. Expressed as a percentage of total revenues, SG&A expenses decreased from 15.7% in the three months ended September 30, 1997 to 14.9% in the three months ended September 30, 1998. This decrease is reflective of cost savings resulting from the integration of the Company and PHB.

     Merger and related costs for the three months ended September 30, 1998 were $2.5 million, or 5.4% expressed as a percentage of revenues. There were no merger and related costs for the three months ended September 30, 1997. The majority of these costs were associated with PHB, as well as residual expenses associated with the business combinations of TB&A, Apogee, and IGA.

     Other income (expenses), net includes interest expense, interest income, and other non-operating income, including the proceeds from exiting certain environmental consulting business. For the three months ended September 30, 1998 other income (expenses), net increased approximately $40,000, or 19.0%, to approximately $255,000 from the three months ended September 30, 1997.

     The Company's effective tax rate increased to 40.6% in the three months ended September 30, 1998 from 34.5% in the three months ended September 30, 1997. Historically, the Company has accrued income tax at 39% of income before tax expense. The three months ended September 30, 1997 had a decreased effective tax rate due to a tax credit.

     Net income for the three months ended September 30, 1998 increased by approximately $300,000, or 13.6%, to $2.5 million, from the three months ended September 30, 1997, due to reasons discussed above.


Nine months ended September 30, 1998 compared with nine months ended September 30, 1997

     Revenues for the nine months ended September 30, 1998 increased by $10.7 million, or 8.8%, to $132.1 million from the nine months ended September 30, 1997. Of this increase, $7.7 million is attributable to consulting revenues, and $3.0 million is attributable to other revenues. Consulting revenues increased 6.4% for the nine months ended September 30, 1998, as compared to the comparable period of the prior year. This increase was primarily the result of the Company's focus on the growth of international private sector engagements by increasing capacity through the purchase of Estudio Q, Ingenieros Asociados S.R.L ("Estudio Q"), an Argentinean company, and the merger with IGA, a French company. Other revenues increased by 179.6% for the nine months ended September 30, 1998, as compared to the comparable period of the prior year. The increase in other revenues was primarily driven by information-based products and services associated with a contract the Company was awarded in the current fiscal year, as well as an increase in financial advisory services. In the nine months ended September 30, 1998, approximately 96.4% of the Company's revenues were derived from consulting revenues, as compared with 98.6% in the nine months ended September 30, 1997.

     Cost of services for the nine months ended September 30, 1998 increased by $2.2 million, or 2.3%, to $94.8 million from the nine months ended September 30, 1997. Cost of services as a percentage of revenue decreased from 76.3% in the nine months ending September 30, 1997, to 71.8% in the nine months ending September 30, 1998, primarily the result of cost savings associated with integration of the Company's and PHB's operations, and the diversion of direct billable professional staff to support the merger.

     SG&A for the nine months ended September 30, 1998 decreased by approximately $300,000 or 1.6%, to $18.3 million from the nine months ended September 30, 1997. Expressed as a percentage of total revenues, SG&A expenses decreased from 15.3% in the three months ended September 30, 1997 to 13.9% in the nine months ended September 30, 1998. This decrease is reflective of cost savings resulting from the integration of the Company and PHB.

     Merger and related costs for the nine months ended September 30, 1998 were $4.2 million, or 3.2% expressed as a percentage of revenues. There were no merger and related costs for the nine months ended September 30, 1997. The majority of these costs were associated with PHB, as well as expenses associated with the business combinations of TB&A, Apogee, and IGA.

     Stock and stock option compensation for the nine months ended September 30, 1998 increased by $2.5 million, from the nine months ended September 30, 1997, to $2.6 million. Substantially all of these costs were related to PHB and include non-cash, non-tax deductible compensation based on the difference between the fair market and book values of PHB common stock issuable under subscriptions within one year of the merger's close.

     Other income (expenses), net increased by approximately $590,000, to approximately $180,000 in the nine months ended September 30, 1998 from the comparable prior period. The primary reasons for this increase were proceeds from exiting certain environmental consulting business, as well as an increase in interest income from the nine months ended September 30, 1997.

     The Company's effective tax rate increased to 48.7% in the nine months ended September 30, 1998 from 41.4% in the nine months ended September 30, 1997. This increase in effective tax rate for the nine months ended September 30, 1998 is primarily attributable to PHB non-cash, non-tax deductible compensation.

     Net income before extraordinary gains for the nine months ended September 30, 1998 increased by approximately $685,000, or 12.1%, to $6.3 million, from the nine months ended September 30, 1997, due to reasons discussed above.

     In the nine months ended September 30, 1998, there were no extraordinary gains, compared to approximately $760,000 in extraordinary gains, net of income tax expense, for the nine months ended September 30, 1997.


Liquidity and Capital Resources

     As of September 30, 1998, working capital was $53.1 million as compared to $32.8 million, at December 31, 1997. The increase was primarily due to an increase in the volume of business in the nine months ended September 30, 1998, which resulted in significantly higher accounts receivable balances, as well as a decrease in accrued compensation and benefits.

     Net cash of approximately $13.9 million was used in operating activities during the nine months ended September 30, 1997. The net use of funds is largely attributable to a significant increase in accounts receivable, along with increases in prepaid expenses, distribution of bonuses, and funding of 401(k) matching and profit sharing benefits, for the nine months of 1998.

     Investment activities used $4.7 million during the nine months ended September 30, 1998. The Company invested $3.6 million in the purchase of office and computer related equipment, leasehold improvements, and other resources necessary for the growth of the Company, as well as $1.1 million to purchase the stock of Estudio Q and the balance of the company's interest in a previously majority owned foreign subsidiary PT Hagler Bailly Indonesia.

     Financing  activities  provided  $14.5  million for the nine  months  ended
September 30, 1998. Cash provided by the issuance of 470,975 shares of the Company's common stock, for consideration of $12.5 million to Cap Gemini
America, Inc. in connection with the formation of a joint venture and an increase in net borrowings from the Company's line of credit, partially offset by principal payments on debt. Net proceeds from equity financing are invested in short-term, interest-bearing investment grade securities.

     The Company's primary source of liquidity for the past 12 months has been cash flows from equity sources, periodically supplemented by borrowings under a bank line of credit. During the year ended December 31, 1997, the Company, through its subsidiaries, established $19 million in revolving credit facilities through two sources and began borrowing under the facilities. The balance under the line of credit at September 30, 1998 was $4.7 million. Currently, the Company is evaluating proposals to increase its bank line of credit to $50 million. The Company believes that current projected levels of cash flows and the availability of financing, including borrowings under the Company's current and proposed credit facility, will be adequate to fund its anticipated cash needs, which may include future acquisitions of complementary businesses, for at least the next 12 months. The Company, depending on market conditions, may consider other sources of financing, including equity financing.

     Prior to its acquisition by Hagler Bailly and consistent with its historical dividend policy, IGA paid cash dividends of $333,311 in 1998.

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

     The Company is currently developing a formal, phased plan for Y2K information systems compliance. Detailed below are the status of progress and timetables for each of the phases of the plan.


                        --------------------- ------------------------- -------------------------- ----------------------
                        ASSESSMENT            REMEDIATION               TESTING                    IMPLEMENTATION
                        --------------------- ------------------------- -------------------------- ----------------------
----------------------- --------------------- ------------------------- -------------------------- ----------------------

IT - Domestic           Completed             Current                   Current                    By 2nd quarter 1999
----------------------- --------------------- ------------------------- -------------------------- ----------------------
----------------------- --------------------- ------------------------- -------------------------- ----------------------

IT - International      By 1st quarter 1999   During 2nd quarter 1999   During 2nd quarter 1999    By 3rd quarter 1999
----------------------- --------------------- ------------------------- -------------------------- ----------------------
----------------------- --------------------- ------------------------- -------------------------- ----------------------

Accounting              Completed             By year end 1998          By year end 1998           By year end 1998
----------------------- --------------------- ------------------------- -------------------------- ----------------------
----------------------- --------------------- ------------------------- -------------------------- ----------------------

Embedded                By year end 1998      1st - 3rd quarter 1999    1st - 3rd quarter 1999     1st - 3rd quarter
                                                                                                   1999
----------------------- --------------------- ------------------------- -------------------------- ----------------------
----------------------- --------------------- ------------------------- -------------------------- ----------------------

3rd Party               By year end 1998      By 1st quarter 1999       1st - 3rd quarter 1999     1st - 3rd quarter
                                                                                                   1999
----------------------- --------------------- ------------------------- -------------------------- ----------------------


     The Company plans to implement a Y2K compliant upgrade to its current core financial and reporting systems software by the end of the year.

     At the present time, the Company's management believes that the costs associated with Y2K compliance should not have a material adverse effect on the results of operations or financial position of the Company in future periods. Historical and estimated costs are, at this time deemed immaterial. Nevertheless, the Company is not certain that it has fully identified all potential impacts or effects on it that could result from Y2K non-compliance, either internally or with respect to the various third-party enterprises with which it interacts. Implementation of Y2K solutions will not have an impact on other IT projects. The Company plans to evaluate the status of the Y2K compliance plan in the first quarter of 1999 to determine risks and whether or not a contingency plan is necessary.



                                     PART II

Item 1. Legal Proceedings

     The Company's indirect subsidiary, Theodore Barry & Associates, is a defendant in a lawsuit brought in the United States District Court for the Northern District of Illinois, Michael A. Laros v. Theodore Barry & Associates, No. 95-C4175, by one of its former executives seeking payment of a bonus and salary allegedly due him and payment of principal and interest on a subordinated note of TB&A Group, Inc. ("TB&A") held by Mr. Laros, prejudgment interest and costs and fees. Theodore Barry & Associates is defending the suit. Hagler Bailly does not believe that the resolution of this lawsuit will have a material adverse effect on its business, financial condition or results of operations.

     Apogee has received a subpoena from the Office of the Inspector General of the Environmental Protection Agency (the "EPA") requesting records from April 1993 through October 1995 pertaining to a contract between Apogee and the EPA. Apogee has provided records in response to the subpoena. The work under this contract has been completed. The subpoena was served in connection with an EPA investigation relating to the submission of potential false statements and false claims under the contract. Hagler Bailly is unable to determine at this time what effect, if any, the investigation will have on its business, financial condition or results of operations.

     The Company and its subsidiaries are from time to time parties to litigation arising in the ordinary course of business. Neither the Company nor any of its subsidiaries is a party to any pending material litigation nor are any of them aware of any pending or threatened litigation that would have a material adverse effect on the Company or its business, financial condition or results of operations.

Item 2. Changes in Securities

     On August 28, 1998, the Company acquired PHB, a Massachusetts corporation, for stock. The Company issued an aggregate of 6,548,953 shares of its common stock to the shareholders of PHB. The shares of common stock issued in connection with the acquisition were exempt from registration pursuant to Rule 506 of the Securities and Exchange Commission's Regulation D and Section 4(2) of the Securities Act of 1933.


Item 4. Submission of Matters to a Vote of Security Holders

     At the Company's Special Meeting of Stockholders on August 27, 1998 stockholders approved the issuance of additional shares of the Company's common stock to stockholders of PHB as part of the Company's acquisition of PHB as follows:

For            Against             Abstain             Broker Non-Vote
7,531,736      11,000              2,500               309,096

     At the meeting, stockholders also approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Hagler Bailly's common stock from 20,000,000 to 50,000,000 as follows:

For            Against             Abstain             Broker Non-Vote
6,918,461      933,471             2,500               0

     At the meeting, the stockholders also approved an amendment to the Company's Employee Incentive and Non-Qualified Stock Option and Restricted Stock Plan to increase the number of shares authorized to be issued under the plan from 3,200,000 to 5,000,000 as follows:

For            Against             Abstain             Broker Non-Vote
4,914,902      2,614,266           14,200              311,064


Item 6. Exhibits and Reports on Form 8-K


(a)      Exhibits

Exhibit
No.                                          Description

2         Sale Agreement between RCG International, Inc., and Hagler Bailly Consulting, Inc. (1)
2.1       Agreement and Plan of Merger by and among Hagler Bailly, Inc., Hagler Bailly Acquisition Corp. 1997-1 and Apogee
          Research, Inc., dated as of November 18, 1997. (3)
2.2       Agreement and Plan of Merger by and among Hagler Bailly, Inc., PHB Acquisition Corp. and Putnam, Hayes and
          Bartlett, Inc., dated as of June 11, 1998. (5)
3.1       Amended and Restated Certificate of Incorporation of the Company. (1)
3.2       By-Laws of the Company, as amended. (6)
3.3       Amended Certificate of Incorporation of the Company.
4         Specimen Stock Certificates. (1)
4.1       Escrow Agreement dated December 1, 1997 by and among Hagler Bailly, Inc., Hagler Bailly Acquisition Corp.
          1997-1, Richard R. Mudge as Stockholders' Representative and State Street Bank and Trust Company, as Escrow
          Agent. (3)
4.2       Registration Rights Agreement dated November 18, 1997 by and between Hagler Bailly, Inc. and Richard R. Mudge, acting as
          Stockholders' Representation. (3)
4.3       Form of Escrow Agreement by and among the Company, PHB Acquisition Corp., William E. Dickenson as Stockholders'
          Representative and State Street Bank and Trust Company, as Escrow Agent. (5)
4.4       Form of Registration Rights Agreement between the Company and certain PHB Stockholders. (5)
10.1      Hagler Bailly, Inc. Amended and Restated 1996 Employee Incentive and Non-Qualified Stock Option and Restricted Stock Plan
          (including forms of option agreements). (1)
10.2      Form of Non-Compete, Confidentiality and Registration Rights
          Agreement between the Company and each stockholder. (1)
10.3      Form of Amended and Restated Employment Agreement between the Company and Henri-Claude A. Bailly. (1)
10.4      Lease by and between Wilson Boulevard Venture and RCG/Hagler Bailly, Inc. dated October 25, 1991. (1)
10.5      First Amendment to Lease by and between Wilson Boulevard Venture and RCG/Hagler Bailly, Inc., dated February 26,
          1993. (1)
10.6      Second Amendment to Lease by and between Wilson Boulevard Venture and RCG/Hagler Bailly, Inc., dated December
          12, 1994. (1)
10.7      Lease by and between Bresta Futura V.B.V. and Hagler Bailly Consulting, Inc. dated May 8, 1996. (1)
10.8      Lease by and between L.C. Fulenwider, Inc., and RCG/Hagler Bailly, Inc. dated December 14, 1994. (1)
10.9      Lease by and between University of Research Park Facilities Corp. and RCG/Hagler Bailly, Inc., dated April 1,
          1995. (1)
10.10     Credit Agreement by and between Hagler Bailly Consulting, Inc. and State Street Bank and Trust Company, dated
          May 17, 1995. (1)
10.11     Amendment to Credit Agreement by and between Hagler Bailly Consulting, Inc. and State Street Bank and Trust
          Company, dated as of June 20, 1996. (1)
10.12     Extension Agreement by and between Hagler Bailly Consulting, Inc. and State Street Bank and Trust Company, dated as of August 1, 1996. (1)
10.13     Amendment to Credit Agreement by and between Hagler Bailly Consulting, Inc. and State Street Bank and Trust
          Company, dated as of November 12, 1996. (1)
10.14     Term Note by and between Hagler Bailly Consulting, Inc., and State Street Bank and Trust Company, dated May 26,
          1995. (1)
10.15     Revolving Credit Note by and between Hagler Bailly Consulting, Inc. and State Street Bank and Trust Company
          dated May 26, 1995. (1)
10.16     Amendment to Credit Agreement by and between Hagler Bailly Consulting, Inc., and State Street Bank and Trust
          Company, dated as of June 12, 1997. (1)
10.17     Credit Agreement by and among Hagler Bailly Consulting, Inc., Hagler Bailly Services, Inc. and State Street Bank
          and Trust Company, dated as of September 30, 1997. (2)
10.18     Promissory Note by Hagler Bailly Consulting, Inc. and Hagler Bailly Services, Inc. to State Street Bank and
          Trust Company, dated September 30, 1997. (2)
10.19     Security Agreement by and between Hagler Bailly Consulting, Inc. and State Street Bank and Trust Company, dated as of September 30, 1997. (2)
10.20     Security Agreement by and between Hagler Bailly Services, Inc. and State Street Bank and Trust Company, dated as of September 30, 1997. (2)
10.21     Guaranties by Hagler Bailly, Inc. to State Street Bank and Trust Company, dated September 30, 1997. (2)
10.22     Guaranties by HB Capital, Inc. to State Street Bank and Trust Company, dated September 30, 1997. (2)
10.23     Subordination Agreement and Negative Pledge/Sale Agreement by and between Hagler Bailly, Inc. and State Street
          Bank and Trust Company for Hagler Bailly Consulting, Inc., dated September 30, 1997. (2)
10.24     Subordination Agreement and Negative Pledge/Sale Agreement by and between Hagler Bailly, Inc. and State Street
          Bank and Trust Company for Hagler Bailly Services, Inc., dated September 30, 1997. (2)
10.25     Guaranty of Monetary Obligations to Bresta Futura V.B.V. by Hagler Bailly, Inc., dated July 23, 1997. (2)
10.26     Amendment to Credit Agreement by and between Hagler Bailly Consulting, Inc. and State Street Bank and Trust
          Company dated May 18, 1998. (6)
10.27     Sublease Agreement by and between Coopers and Lybrand L.L.P. and Hagler Bailly, Inc. dated December 5, 1997. (6)
10.28     Employment Agreement between the Company and Henri-Claude A. Bailly, dated June 10, 1998.
10.29     Employment Agreement between the Company and William E. Dickenson, dated June 10, 1998.
10.30     Employment Agreement between the Company and Howard W. Pifer III, dated June 10, 1998.
10.31     Hagler Bailly, Inc. Amended and Restated Employee Incentive and Non-Qualified Stock Option and Restricted Stock Plan.
21        Subsidiaries (4)
24        Powers of Attorney (included on Signature Pages) (1)
27.1      Financial Data Schedule - September 30, 1998
27.2      Restated Financial Data Schedule - June 30, 1998
27.3      Restated Financial Data Schedule - March 31, 1998
27.4      Restated Financial Data Schedule - December 31, 1997
27.5      Restated Financial Data Schedule - September 30, 1997
27.6      Restated Financial Data Schedule - June 30, 1997
27.7      Restated Financial Data Schedule - March 31, 1997
27.8      Restated Financial Data Schedule - December 31, 1996

------------------------------------------------------------------------------------------------------------------------------------
(1) Included in the Company's Registration Statement on Form S-1 (No. 333-22207)

(2) Included in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(3) Included in the Company's Current Report on Form 8-K filed on  December  16,  1997.

(4)  Included in the Company's  Annual  Report on Form 10-K for the year ended  December 31, 1997.

(5)  Included in the Company's Proxy Statement for Special Meeting of Stockholders dated July 24, 1998 on Form DEF 14A.

(6)  Included in the Company Quarterly Report on Form 10Q for the quarter ended June 30, 1998.

(b)  Reports on Form 8-K

     On September  14, 1998 the Company  filed a current  report on Form 8-K. On
     November 13, 1998 the Company filed an amendment to the current report on Form 8-K that was filed on September 14, 1998.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            /s/ Henri-Claude Bailly
                            ----------------------------------------------------
Date:  November 14, 1998        Henri-Claude Bailly
                                President, Chief Executive Officer and
                                Chairman of the Board



                            /s/ Glenn J. Dozier
                            ----------------------------------------------------
 Date: November 14, 1998        Glenn J. Dozier
                                Senior Vice President, Chief Financial Officer
                                and Treasurer