Form 10-K
period 1998-12-31
HAGLER BAILLY INC
filed 1999-03-31
CIK 1033693

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year Ended Commission File Number.
                            December 31, 1998 0-29292

--------------------------------------------------------------------------------
                               HAGLER BAILLY, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                               Delaware 54-1759180
                  (State or other jurisdiction (I.R.S. Employer
              of incorporation or organization) Identification No.)

              1530 Wilson Boulevard, Suite 400, Arlington, Virginia
                                      22209
               (Address of principal executive offices) (zip code)

                                 (703) 351-0300
              (Registrant's telephone number, including area code:)

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

                                   [X]  Yes [ ]  No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
      As of March 1, 1999, 16,551,994 shares of the Registrant's common stock, par value $0.01 per share, were outstanding. The aggregate market value of the voting stock held by non-affiliates* of the Registrant, (based upon the closing price of such shares on the Nasdaq National Market on March 1, 1999) was approximately $322,763,883.

      The Registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 13, 1999, is incorporated by reference into Part III of this Annual Report on Form 10-K.

* For the purposes of this calculation, the registrant is not including stock held by executive officers, directors and beneficial owners of more than five percent (5%) of the registrant's outstanding common stock.
-------------------------------------------------------------------------------

                      HAGLER BAILLY, INC. AND SUBSIDIARIES
                             FORM 10-K ANNUAL REPORT
                        FOR YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS

                                                                         Page

ITEM 1.   BUSINESS........................................................2


ITEM 2 -PROPERTIES........................................................19


ITEM 3 -- LEGAL PROCEEDINGS...............................................20


ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............20


ITEM 5 -- MARKET FOR THE REGISTRANT'S  COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS.............................................21

ITEM 6 -- SELECTED FINANCIAL DATA.........................................21


ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.............................24


ITEM 8 -- CONSOLIDATED FINANCIAL STATEMENTS AND
          SUPPLEMENTAL DATA...............................................39


ITEM 9 -- CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCUSSIONS.......................................39


ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF HAGLER BAILLY..............40


ITEM 11 -- EXECUTIVE COMPENSATION.........................................40


ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND............40
           MANAGEMENT

ITEM 13 -CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................40


ITEM 14 -- EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.........41

      Except for any historical information contained herein, the matters discussed in this Annual Report on Form 10-K of Hagler Bailly, Inc. and its subsidiaries ("Hagler Bailly" or the "Company") contain forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact, are intended, and are hereby identified as, "forward-looking statements" for the purpose of the safe harbor provided by
Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67. Without limiting the foregoing, the words "anticipates," "believes," "estimates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. The important factors discussed below in this Item 1 under the caption "Risk Factors", as well as other factors identified in the Company's filings with the Securities and Exchange Commission ("SEC") and those presented elsewhere by management from time to time, could cause actual results to differ materially from those indicated by forward-looking statements made herein.

      The Company is subject to the reporting requirements of the Securities Exchange Act of 1934 and files periodic reports, including Current Reports on Form 8-K, Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Proxy Statements with the SEC.

      The public may read and copy materials filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0300. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding companies that file electronically (such as the Company) with the SEC (http://www.sec.gov). The Company's Internet address is http://haglerbailly.com.


PART I

ITEM 1.   BUSINESS

INTRODUCTORY NOTE

      On March 22, 1999, the Company announced that its Board of Directors authorized the repurchase of up to 1,500,000 shares of the Company's common stock. The purchases will be made from time to time in the open market or in privately negotiated transactions.

      On March 2, 1999, certain of the Company's domestic subsidiaries (Putnam, Hayes & Bartlett, Inc., Hagler Bailly Consulting, Inc., TB&A Group, Inc., and Theodore Barry & Associates) were merged with and into a newly incorporated Delaware corporation, PHB Hagler Bailly, Inc., through which the Company will provide its commercial rate consulting activities.

      On February 8, 1999, the Company acquired all of the outstanding stock of Lacuna Consulting Limited, a United Kingdom corporation, in exchange for 65,000 shares of the Company's common stock.

      On November 20, 1998, the Company completed a new, three-year, $50 million revolving credit facility with NationsBank, N.A., a subsidiary of Bank of America. This credit facility replaced Hagler Bailly's $15 million revolving line of credit and Putnam, Hayes & Bartlett, Inc.'s $4 million revolving line of credit.

      On November 17, 1998, the Company completed the acquisition of certain assets of The Fieldston Company ("TFC") and all of the outstanding stock of Fieldston Publications, Inc. ("FPI"). Total consideration of the acquisition was approximately $2.3 million in cash and 232,558 shares of Hagler Bailly common stock. The acquisition was accounted for using the purchase method. Accordingly, the consolidated financial statements reflect the results of operations of TFC and FPI since the date of acquisition. As a result of the transaction, the Company recorded intangible assets of approximately $4.8 million.



GENERAL

The predecessor of the Company was founded in 1980 as Hagler, Bailly & Company, Inc. In July 1984, RCG International, Inc. ("RCG"), an indirect subsidiary of Reliance Group Holdings, Inc., acquired the Company, and in 1987 was renamed RCG/Hagler Bailly, Inc. In May 1995, the management of RCG/Hagler Bailly, Inc. completed the purchase of RCG/Hagler Bailly, Inc. from RCG and the successor to RCG/Hagler Bailly, Inc. became a wholly owned subsidiary of the Company. In July 1997, the Company completed its initial public offering.

      For almost 20 years the Company has maintained its industry focus, providing consulting, research and other professional services to corporate and government clients in energy, network industries and the environment.

      The Company believes that several factors distinguish it from its competitors. In addition to industry focus, its full service capabilities, existing global infrastructure, established client relationships, public sector insight, knowledge base and experienced team of management and consultants, position it to capitalize on the growing demand for consulting services in these industries.

BUSINESS MODEL

      The Company provides solutions custom-tailored to the client's needs by combining content, including proprietary research and industry information, with superior consulting processes. The Company then offers resources such as information technologies needed to implement and sustain the solution, creating tangible long-term value for the client.

      Through PHB Hagler Bailly, Inc. ("PHB Hagler Bailly"), a wholly-owned subsidiary of the Company, it provides strategic advice and analysis that assists decision makers in business and governments in developed countries as they solve issues involving energy, telecommunications, transportation, water resources, the environment, litigation and other matters. PHB Hagler Bailly's consulting professionals have first-hand experience in developing sound strategies and applying business principles that focus on the unique issues of each client matter and increase enterprise value. PHB Hagler Bailly has been at the forefront of assessing market strength, providing asset valuations and performance measurements, analyzing competition, measuring risks, and improving financial and operating performance.

      Through Hagler Bailly Services, Inc. ("Hagler Bailly Services"), another wholly-owned subsidiary of the Company, it provides advisory and technical services to public sector clients worldwide in the energy and network industries, particularly transportation, water, and telecommunications, and the environment. In addition to U.S. federal and state governments, Hagler Bailly Services assists multilateral and bilateral donor and financial organizations, foreign governments, and selected private clients in emerging or developing markets. Hagler Bailly Services' consulting experts provide public policy assistance by advising governments and business leaders on the evolution of specific policies in each country and construct a global view of policy reforms. Hagler Bailly Services has been at the forefront of developing policy and pricing frameworks, formulating national and provincial strategy and planning, drafting laws and regulations, managing the transition to competitive markets, promoting investment and business creation, evaluating assets, and promoting sustainable development.

SERVICE OFFERINGS

      The Company offers its clients a broad array of consulting services, from assisting in shaping the clients' vision through strategic planning to selection of appropriate solutions, implementation and on-going management advice. The Company's services are delivered to clients worldwide primarily through seven specialized practices focused on energy, including electric and gas utilities; network industries, including fuels, water, telecommunications and transportation; and the environment.

      These seven specialized practices are:

o The Strategy practice provides strategic counsel and related services to the executive leadership of energy and other network companies. Hagler Bailly has carefully developed methods that increase shareholder value in an environment of rapid industry change and new pressures on financial performance. Each method is a discipline to help guide executives to value creation.

o The Management and Operations practice advises utility and telecommunications companies on all aspects of business management and operations. Hagler Bailly is experienced in helping clients understand and respond to both the internal operational and external customer and market challenges that affect businesses today.

o The Economics & Analytics practice provides practical and innovative solutions to economic problems, providing economic analysis and analytical tools to support strategic decision making. Hagler Bailly offers a unique combination of academic rigor and hands-on professional experience to advise clients on regulatory economics, policy evaluation and business strategy.

o The Market and Survey Analysis practice provides a full range of market research and survey analysis that clients need in order to solve their mission-critical business problems. Hagler Bailly helps clients gain insight on their customers, competitors, and the changing dynamics of their market through state-of-the-art study design, quantitative and qualitative data collection, and analysis.

o The Litigation Support practice assists law firms and corporate counsel with litigation, mediation, and arbitration matters, including liability and causation issues, determination of damages and prejudgment interest, litigation strategy and settlement negotiations. Hagler Bailly provides economic and business analysis and expert testimony on liability and damages issues in some of the largest civil litigation cases of recent decades.

o The IT practice delivers information technology consulting services and solutions to electric, gas and water utilities, and service providers in the US and Canada. The Company provides these services through its exclusive joint venture, Cap Gemini Hagler Bailly LLC, which designs information technology frameworks that pass information efficiently between and among organizations of all shapes and sizes.

o The Environment Management practice assists domestic and international clients manage environmental issues and prevent environmental problems, whether of local, regional, and/or global impact by offering environmental economics, scientific, managerial and technical research and services.

     These specialized practices are designed to work together to provide clients the full range of services and capabilities of the Company. From an operational standpoint, the Company regularly reviews and, as appropriate, restructures these practice areas and services to address the changing business problems, strategic alternatives and policy issues of its clients.

      In 1998, the Company provided its services to more than 1,150 clients in both the private and public sectors.

COMPETITION

      The market for consulting services in the energy, network industries and the environment is intensely competitive, highly fragmented and subject to rapid change. The market includes a large number of participants from a variety of consulting market segments, both in the United States and internationally, including general management consulting firms, the consulting practices of accounting firms, consulting engineering firms, technical and economic advisory firms and market research firms. Many information technology-consulting firms also maintain significant energy, network industry and environmental practices and others may enter the field in the future. Many of these companies are national and international in scope and may have greater financial, technical and marketing resources than the Company.

      Hagler Bailly believes that it is in a strong position to compete in this market. The Company believes that several factors distinguish it from many of its current and potential competitors in the consulting industry.

o Industry Focus. Since its inception in 1980, the Company has maintained its focus on providing a broad array of consulting services to the energy, network industries and the environment. This focus differentiates the Company from general management consulting firms that serve a full range of industries and firms with limited skill sets and capabilities. The Company believes that the insights gained by working worldwide allow it to customize leading-edge-consulting concepts and tools to specific situations and thus provide tangible value, rather than just theories, to its clients.

o Full Service Capabilities. The Company's strategy is to partner with its clients in conceptualizing and implementing solutions, which significantly increase enterprise value, by building a broad range of consulting platforms enabling it to meet its clients' consulting needs. These include corporate strategy, marketing and sales, product development, energy supply and logistics, operations management, information systems and technology, economic analysis and environmental management. In addition, the Company conducts its own market research using a state-of-the-art survey center equipped with 26 CATI (Computer-Assisted Telephone Interview) stations.

o Existing Global Infrastructure. The Company operates from 12 principal offices in the United States at the following locations: Arlington, Virginia; Boulder, Colorado; Cambridge, Massachusetts; Chicago,
         Illinois; Houston, Texas; Los Angeles, California (two locations); Madison, Wisconsin; New York, New York; Palo Alto, California; San Francisco, California and The District of Columbia and from eleven principal locations abroad in the following cities: Buenos Aires, Argentina; Daventry, England; Dublin, Ireland; Jakarta, Indonesia;
         Islamabad, Pakistan; Melbourne, Australia; London, England; Paris, France; San Paulo, Brazil; Sydney, Australia; Toronto, Canada and Wellington, New Zealand.

o Established Client Relationships. In the year ended 1998, the Company received repeat business from approximately 42% of the clients who had engaged the Company in the year ended 1997. Further, in the year ended 1998, revenues from clients served in the year ended 1997 were approximately 60% of the Company's total revenues. Over the past year, the clients have included approximately 220 electric or gas utilities located throughout the world and four international development banks. Relationships with clients, many of which date back over a decade, span various levels within client organizations, ranging from corporate boards, chief executive officers and other senior management to functional managers.

o Public Sector Insight. The Company has worked with a number of public sector organizations, including the United States Agency for International Development ("USAID"), the Environmental Protection Agency, the European Union, the U.K. Knowlton Fund, the Asian Development Bank and the World Bank for many years. This gives the Company a special perspective on the energy, utility and environmental industries and enhances the Company's reputation and ability to compete successfully for consulting business.

o Knowledge Base. The Company has developed an extensive knowledge and information base. The Company owns several proprietary databases and software packages -- OPECSM and NPESM, two nuclear power plant operations databases, and IPPSM, a worldwide information database on independent power producers. The Company has recently developed and is aggressively marketing its proprietary database, RampUpSM, to provide clients with unprecedented information on U.S. utility operations and cost structure. Finally, through the Company's proprietary Business Information and Knowledge Exchange Intranet ("BIKEnetSM"), Company personnel have direct access to the Company's proprietary knowledge and warehouse of information. This system is accessible from all of the Company's offices.

o Experienced Team of Management and Consultants. The Company's management and senior consultants have a wide range of energy, telecommunications, transportation and environmental consulting expertise and experience. In addition, many of the senior management and consultants have worked extensively with one another. Management's average tenure with the Company is approximately 13 years. This consistency of leadership and teamwork, combined with training provided by the Company, has fostered a strong company culture and employee loyalty.

o Established Global Visibility. The Company's staff frequently publishes articles and is invited to present at industry gatherings and conferences. The staff is also active in several industry groups and professional associations including elected or appointed positions to the United States Energy Association (member of the Board of Directors), the National Coal Council (member) and the Association of Energy Services Professionals (member of the Board of Directors).

      As a result of these competitive factors, the Company believes it has emerged as one of the leading management consulting firms focused on energy, the network and environmental industries.

MARKETING AND SALES

      The Company markets its services from its headquarters in Arlington, Virginia and through each of its subsidiaries. The Company employs a number of business development and marketing strategies to communicate with prospective and current clients, including, but not limited to, on-site presentations; industry seminars featuring persentations by the Company's management and consultants; speeches; articles in industry, business, economic, legal and scientific journals; and through other publications and press releases regarding the energy, network and environment industries and the Company's methodologies.

      A significant portion of the new business arises from prior client engagements. The Company often leverages the client relationships of firms it acquires by cross-selling its existing services. Clients often expand the scope of engagements during delivery to include follow-on complementary activities.

      Also, the Company's on-site presence affords it opportunities to become aware of, and to help define, additional project opportunities as they are identified by the client. Strong client relationships arising out of many engagements often facilitate the Company's ability to market additional capabilities to its clients in the future.

     The Company establishes a client development goal for each of its consulting officers and principals and systematically reviews individual and group performance against these goals. The Company's compensation system, particularly in the award of bonuses and stock options, is weighted towards success in meeting these client development goals.

o Commercial Sector Clients. In the commercial sector, client acquisition techniques include referrals and focused presentations to boards of directors, chief executive and operating officers and other executives of prospective client companies. Presentations generally focus on opportunities in the market segments most relevant to the prospective clients, examples of the Company's previous work in related industries and the Company's international capabilities.

o Public Sector Clients. In the public sector, contracts are awarded primarily on the basis of competitive solicitation. The Company has developed strong capabilities to prepare proposals that respond to complex requests and often require the integration and coordination of the services of several subcontractors and independent consultants. The Company has also developed a detailed understanding of government and other institutional procurement regulations in the United States and internationally. In addition, in order to obtain government contracts, consultants must adhere to stringent cost, accounting and regulatory controls. In order to comply with such requirements, the Company regularly holds training seminars to ensure compliance with applicable government regulations and uses a sophisticated computer-based accounting system that allows it to track costs in adherence to government standards. The Company also meets public sector clients' cost guidelines through competitive pricing.


HUMAN RESOURCES

      As of December 31, 1998, the Company's personnel consisted of 780 full-time employees.

      The Company supplements its consultants on certain engagements with highly skilled independent contractors. The Company believes that its practice of retaining independent contractors on a per-engagement basis provides it with greater flexibility in adjusting professional personnel levels in response to changes in demand for its services.

RISK FACTORS

      Attraction, Retention and Management of Professional and Administrative Staff. The Company's business involves the delivery of professional services and is labor intensive. The Company's future performance depends in large part upon its ability to attract, develop, motivate and retain highly skilled consultants, research associates and administrative staff, particularly senior professionals with business development skills.

      In connection with its recruiting efforts, the Company seeks employees from top graduate schools with prior relevant consulting experience and strong project management, analytic and communications skills in competitive and regulated industries, especially those with meaningful international experience. The Company also hires professionals with senior executive experience directly from industry.

      Qualified consultants are in great demand, and there is significant competition for employees with these skills from other consulting and investment banking firms, research firms, energy companies and many other related enterprises. Although the Company attracts and motivates its professional and administrative staff by offering competitive packages of base and incentive cash compensation, stock options, bonuses and attractive benefits, many of these firms have greater financial resources than the Company, which they may use to attract and compensate qualified personnel. There can be no assurance that the Company will be able to attract and retain sufficient numbers of highly skilled consultants in the future. The loss of the services of a significant number of consultants, research associates or administrative personnel could have a material adverse effect on the Company's business, operating results and financial condition, including its ability to secure and complete engagements.

      Concentration of Revenues. Over half of the revenues of the Company are derived from private and institutional clients involved in the energy, network and environmental industries. As a result of this focus, the Company's business, financial condition and results of operations are influenced by factors affecting these industries, including, but not limited to, changing political, economic and regulatory influences that may affect the procurement practices and operations of such industries. In particular, many electric and gas utilities are consolidating to create larger organizations or strategic alliances. These consolidations and alliances will reduce the number of potential customers for the Company and may also create conflicts of interest between clients. In addition, these consolidations and alliances may result in the acquisition of certain of the Company's key clients, and such clients may scale back or terminate their relationship with the Company following their acquisition. Similarly, cutbacks in the energy, network industries and/or environmental budgets of the United States and other governments could result in the scale back or termination of some of the Company's public sector contracts. The impact of these developments in the energy, utility, transportation and environmental industries is difficult to predict and could have a material adverse effect on the Company's business, financial condition and results of operations.



      Ability to Sustain and Manage Growth. The Company has experienced rapid growth in recent years. The Company completed five acquisitions in 1998, including the acquisition of Putnam, Hayes and Bartlett, Inc. The Company believes that sustaining such growth places a strain on operational, human and financial resources. In order to manage its growth, the Company must continue to improve its operating and administrative systems and to attract and retain qualified management and professional, scientific and technical-operating personnel. Foreign operations also may involve the additional risks of assimilating differences in foreign business practices, hiring and retaining qualified personnel, and overcoming language barriers. Failure to manage such growth effectively could have a material adverse effect on the Company's business.

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

      Dependence on Key Clients. The Company derives a significant portion of its revenues from a relatively limited number of clients. For example, revenues from the Company's ten most significant clients accounted for approximately 39%, 35% and 42% of its total revenues in 1998, 1997 and 1996, respectively. A U.S. government agency, USAID, is the Company's largest client, accounting for approximately 22%, 20% and 18% of Hagler Bailly's total revenues in 1998, 1997 and 1996, respectively. Clients typically retain the Company as needed on an engagement basis rather than pursuant to long-term contracts, and a client can usually terminate an engagement at any time without a significant penalty. Moreover, there can be no assurance that the Company's existing clients will continue to engage it for additional assignments or do so at the same revenue levels. The loss of any significant client could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the level of the Company's consulting services required by an individual client can diminish over the life of its relationship with the Company, and there can be no assurance that the Company will be successful in establishing relationships with new clients as this occurs.



      Professional and Other Liability. The Company's services involve risks of professional and other liability. If the Company were found to have been negligent or to have breached its obligations to its clients, it could be exposed to significant liabilities and its reputation could be adversely affected. In connection with many of its public sector engagements, the Company employs the services of local staff and uses consultants who are independent contractors. Negligent or illegal acts, or ethical violations by these independent contractors could adversely affect the Company.

      Public Sector Market and Contracting Risks. Approximately 31% of the Company's total revenues in 1998 and 34% in 1997 were derived from contracts or subcontracts with public sector clients. Providing consulting services to public sector clients is subject to detailed regulatory requirements and public policies as well as to funding priorities. Contracts with public sector clients may be conditioned upon the continuing availability of public funds, which in turn depends upon lengthy and complex budgetary procedures, and may be subject to certain pricing constraints. Moreover, public sector contracts may generally be terminated for a variety of factors, including when it is in the best interests of the respective government. There can be no assurance that these factors or others unique to contracts with governmental entities will not have a material adverse effect on the Company's business, results of operations and financial condition.

      Intense Competition. The market for consulting services in the energy, network and the environmental industries is intensely competitive, highly fragmented and subject to rapid change, and such competition is likely to increase in the future. Many of the Company's competitors have greater personnel, financial, technical and marketing resources than the Company. The Company also competes with its clients' internal resources, particularly where such resources represent a fixed cost to the client. This source of competition may heighten as consolidation of electric and gas utility and other energy industry companies creates larger organizations. There can be no assurance that the Company will be able to compete successfully with its existing competitors or with any new competitors.

      Risk of International Operations. The Company operates either permanent or project offices in a total of 22 foreign countries. The Company expects to continue to expand its international operations and offices primarily in Western Europe, Latin America and the Pacific Rim. Expansion into new geographic regions requires considerable management and financial resources and may negatively impact the Company's near-term results of operations. The Company's international operations are subject to numerous potential challenges and risks, including war, civil disturbances, other political and economic conditions in various jurisdictions such as tariffs and other trade barriers, longer accounts receivable collection cycles, fluctuations in currency and potentially adverse tax consequences. There can be no assurance that such international factors will not have a material adverse effect on the Company's business, results of operations and financial condition.




      Dependence on Key Employees. The Company's business consists primarily of the delivery of professional services and, accordingly, its future success is highly dependent upon the efforts, abilities, business generation capabilities and project execution of its consultants. The Company's success is also dependent upon the managerial, operational and administrative skills of its officers. The loss of the services of any consultant or the failure of the Company's consultants to generate business or otherwise perform at or above historical levels could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not have employment or non-competition agreements with many of its consultants or officers; accordingly, such individuals may terminate their relationship with the Company at will and without notice and immediately begin to compete with the Company.

       Concentration of Ownership. As of March 1, 1999, the directors and executive officers of the Company beneficially owned approximately 31.3% of the Company's outstanding shares of common stock. As a result, these stockholders will have substantial influence over the outcome of matters requiring a stockholder vote, including the election of the members of the Board of Directors. Such control could adversely affect the market price of the Company's common stock or delay or prevent a change of control of the Company at a price which might represent a premium over the market price of its common stock.

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

      Project Risks. Many of the Company's engagements involve projects which are critical to the operations of its customers' businesses and which provide benefits that may be difficult to quantify. The Company's failure or inability to meet a customer's expectations in the performance of its services could result in the incurrence by the Company of a financial loss and could damage the Company's reputation and adversely affect its ability to attract new business. In addition, an unanticipated difficulty in completing a project could have an adverse effect on the Company's business and results of operations. Fees for the Company's engagements can be based on the project schedule, the Company's staffing requirements, the level of customer involvement and the scope of the project as agreed upon with the customer at the project's inception. The Company generally seeks to obtain an adjustment in its fees in the event of any significant change in any of the assumptions upon which the original estimate was based. However, there can be no assurance that the Company will be successful in obtaining any such adjustment in the future.

      Intellectual Property Rights. The Company's performance is in part dependent upon its internal information and communication systems, databases, tools, and the methods and procedures that it has developed specifically to serve its clients. The Company relies on a combination of nondisclosure and other contractual arrangements and copyright, trademark and trade secret laws to protect its proprietary systems, information and procedures. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of such rights or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its proprietary rights. The Company believes that its systems and procedures and other proprietary rights do not infringe upon the rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future or that any such claims will not require the Company to enter into costly litigation or materially adverse settlements to litigation, regardless of the merits of such claims.

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

      Fluctuations of Operating Results. The Company's future operating results will continue to be subject to quarterly fluctuations based upon a wide variety of factors, including the number and significance of client engagements commenced and completed during a quarter, delays incurred in connection with an engagement, the number of business days in a quarter, employee hiring and utilization rates, the ability of clients to terminate engagements without penalties, the size and scope of engagements, the nature of the fee arrangement, the seasonality of the spending cycle of public sector clients (especially that of the United States government), the timing of new office openings, return on investment capital, and the general economy, such as recessionary periods, political instability, changes in trade policies, fluctuations in interest or currency exchange rates and other competitive factors. Seasonality also affects the Company's operating results, particularly in the third and fourth quarters of each fiscal year. In addition, the Company's operating expenses are increasing as the Company continues to expand its operations, and future operating results will be adversely affected if revenues do not increase accordingly. Additionally, the Company plans to continue to evaluate and, when appropriate, make acquisitions of complementary businesses. As part of this process the Company will continue to evaluate the changing value of its assets, and when necessary, make adjustments thereto. While the Company cannot predict what effect these various factors may have on its financial results, the aggregate effect of these and other factors could result in significant volatility in the Company's future performance and stock price.

      Fluctuations in the General Economy. The general level of economic activity significantly affects demand for the Company's professional services. When economic activity slows, clients may delay or cancel plans that involve the hiring of consultants. The Company is unable to predict the level of economic activity at any particular time, and fluctuations in the general economy could adversely affect the Company's business, operating results and financial condition.

      Employment Liability Risks. The Company, as a provider of professional services, employs and places individuals in the workplace of other businesses. Inherent risks of such activity include possible claims of errors and omissions, misuse of client proprietary information, misappropriation of funds, discrimination and harassment, theft of client property, other criminal activity or torts and other claims. Although historically the Company has not experienced any material claims of these types, there can be no assurance that the Company will not experience such claims in the future.

      Certain Anti-takeover Effects. The Company's Amended and Restated Certificate of Incorporation, By-laws, and the Delaware General Corporation Law include provisions that may be deemed to have anti-takeover effects and may delay, defer or prevent a takeover attempt that stockholders might consider in their best interests. These include a Board of Directors which is divided into three classes, each of which is elected to serve staggered three-year terms, and by-law provisions under which only the President, a majority of the Board of Directors or stockholders owning at least 50% of the Company's capital stock may call meetings of the stockholders. Also, the Board of Directors of the Company is authorized to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of such shares, without any further stockholder action. The existence of this "blank-check" preferred stock could render more difficult or discourage an attempt to obtain control of the Company by means of a tender offer, merger, proxy contest or otherwise. Furthermore, the Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law that prohibits Hagler Bailly from engaging in a "business combination" with an "interested stockholder" unless the business combination is approved in a prescribed manner. These provisions could also have the effect of delaying or preventing a change of control of the Company, which could adversely affect the market price of the common stock.

      Fluctuations in Stock Price. The market price of the Company's common stock may fluctuate substantially due to a variety of factors, including quarterly fluctuations in results of operations, announcements or terminations of new services, offices, contracts, acquisitions or strategic alliances by the Company or its competitors, as well as changes in the market conditions in the energy, network and environmental industries, changes in earnings estimates by analysts, changes in accounting principles, sales of the Company's common stock by existing holders, loss of key personnel, a relatively small float of shares that are freely tradable without restriction or registration under the Securities Act of 1933 and other factors. The stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price for many companies and which, on occasion, have been unrelated to operating performance. To the extent the Company's performance may not meet expectations published by external sources, public reaction could result in a sudden and significantly adverse impact on the market price of the Company's securities, particularly on a short-term basis. In addition, such stock price volatility may provoke the initiation of securities litigation, which may divert substantial management resources and may have an adverse effect on the management of business operations. Any of these results could have a material adverse effect on the Company's business, operating results and financial condition.

EXECUTIVE OFFICERS

      The Company's Executive Officers and their respective ages, positions and biographical information is as follows:

Name                       Age    Positions

John R. Armstrong           54    Senior Vice President and Chief Operating
                                  Officer of Hagler Bailly Services

Henri-Claude A. Bailly      52    President and Chief Executive Officer
                                  of Hagler Bailly

Frederick T. Baird          50    Senior Vice President of PHB Hagler Bailly

John C. Butler, III         48    Senior Vice President of PHB Hagler Bailly

Jasjeet S. Cheema           54    Executive Vice President, U.S./Canada
                                  Operations of Hagler Bailly and of PHB
                                  Hagler Bailly

William E. Dickenson        50    Executive Vice President and Chief Operating
                                  Officer of Hagler Bailly, and President and
                                  Chief Executive Officer of PHB Hagler Bailly

Glenn J. Dozier             48    Senior Vice President,Chief Financial Officer,
                                  Treasurer and Secretary of Hagler Bailly, PHB
                                  Hagler Bailly and Hagler Bailly Services

Neill W. Freeman, III       54    Senior Vice President of PHB Hagler Bailly

Derek W. HasBrouck          38    Senior Vice President of PHB Hagler Bailly

James N. Heller             50    Senior Vice  President of PHB Hagler  Bailly
                                  and President of Fieldston Publications, Inc.

David A. Keith              48    Senior Vice President of Hagler Bailly Service

Steven A. Mitnick           46    Senior Vice President of PHB Hagler Bailly

Howard W. Pifer, III        56    Chairman of the Board of Hagler Bailly and of
                                  PHB Hagler Bailly

James M. Speyer             54    Senior Vice President of PHB Hagler Bailly

Alain M. Streicher          50    Executive  Vice  President,  International
                                  Operations of Hagler Bailly, and President and
                                  Chief Executive Officer of Hagler Bailly
                                  Services

Walter H. A. Vandaele       54    Senior Vice President of PHB Hagler Bailly

Kent D. Van Liere           46    Senior Vice President of PHB Hagler Bailly

Stephen V.R. Whitman        52    Senior Vice President and General  Counsel of
                                  Hagler Bailly, PHB Hagler Bailly and Hagler
                                  Bailly Services




John R. Armstrong is a senior vice president and chief operating officer of Hagler Bailly Services, Inc., a wholly-owned subsidiary of the Company. He has over 24 years experience in designing and implementing state and national programs to promote energy efficiency and renewable energy in the U.S. and developing countries. Prior to joining Hagler Bailly, Mr. Armstrong was a director of energy conservation and development for the Minnesota Department of Energy and Economic Development, and director of the Wisconsin Energy Office.

Henri-Claude A. Bailly has served as the Company's chief executive officer since its founding in 1980. From 1984 to 1987 and from May 1995 to date, Mr. Bailly has been the firm's president; he served as chairman of the board of directors from 1984 to August 1998 and continues to serve as a member of the board. From 1984 to 1995, RCG International, Inc., the consulting arm of Reliance Group Holdings, employed Mr. Bailly in a series of management positions culminating in senior vice president, and chairman of the board and chief executive officer of RCG/Hagler Bailly, Inc. Prior to founding Hagler Bailly, Mr. Bailly was employed in successive positions from associate to managing director of Resource Planning Associates, an international energy, utilities and environmental management consulting firm. Mr. Bailly serves on the board of directors of the United States Energy Association, the Alliance to Save Energy, and is a member of the National Coal Council.

Frederick T. Baird is a senior vice president of PHB Hagler Bailly. Since 1996, he has worked primarily in Putnam, Hayes & Bartlett - Asia Pacific Ltd, the New Zealand subsidiary of PHB Hagler Bailly. Prior to joining Putnam, Hayes & Bartlett, Inc. ("PHB"), the predecessor of PHB Hagler Bailly, Mr. Baird was managing director of CORE Management System Ltd ("CORE"), which specializes in the design and development of complex computer-based business models using optimization and simulation and which is now part of PHB Hagler Bailly- Asia Pacific Ltd. Mr. Baird established CORE following a joint venture with Ernst & Young LLP in which he headed a management science practice. From 1982 to 1988, Mr. Baird was a member of the Faculty of Commerce at the University of Canterbury.

John C. Butler III is a senior vice president of PHB Hagler Bailly. Formerly a managing director of PHB, he specializes in the economic, financial and strategic analysis of environmental, product liability and insurance coverage issues. He has extensive experience analyzing both domestic and international environmental and insurance issues, having served as a consultant to numerous multinational companies, law firms and government agencies. Prior to joining PHB, he worked with the Environmental Protection Agency, the United Nations Environment Programme and the World Health Organization.

Jasjeet S. Cheema is executive vice president, U.S/Canada operations for Hagler Bailly and PHB Hagler Bailly. Mr. Cheema joined Hagler Bailly through its acquisition of TB&A Group, Inc. ("TB&A") in February 1998. At TB&A, he held various positions and served as its president since 1980. Prior to joining TB&A, he worked for Getty Oil Company as a manager of its corporate technical applications group. Mr. Cheema was elected to the Company's board of directors in March 1999.


William E. Dickenson is executive vice president and chief operating officer of Hagler Bailly and president and chief executive officer of PHB Hagler Bailly. He served as PHB's president and chief executive officer since 1992, and was the managing director responsible for its litigation support practice from 1983 through 1992. From 1978 to 1983, Mr. Dickenson managed major antitrust litigation and consulting assignments at Dickenson, O'Brien & Associates, which he founded and served as its president. Prior to that he was employed at Cambridge Research Institute and also served in a variety of positions at the Tennessee Valley Authority. Mr. Dickenson was elected to the Company's board of directors in March 1999.

Glenn J. Dozier has been senior vice president, chief financial officer, treasurer and secretary of Hagler Bailly since joining the firm in September 1998. Mr. Dozier was a financial and management consultant from September 1996 to September 1998 and from April 1990 to September 1996 he was senior vice president and chief financial officer of Owens & Minor, Inc. From January 1987 to April 1990, he was chief financial officer of AMF. For the prior 12 years, he was employed by Dravo Corporation where his last position was vice president, finance for Dravo Constructors, Inc.

Neill W. Freeman, III is a senior vice president of PHB Hagler Bailly. He was a managing director and member of the board of directors of PHB since 1994, when the consulting firm he founded and in which he was a principal, Freeman & Mills, combined its consulting practice with PHB. Prior to founding Freeman & Mills in 1978, Mr. Freeman was an auditor consultant at several accounting firms. From 1966 to 1969, Price Waterhouse & Co. employed Mr. Freeman; from 1969-1974, Mr. Freeman was employed by BDO Seidman; and from 1974-1978, he was employed by Coopers & Lybrand. Mr. Freeman was also a founder of the 1st Business Bank of Los Angeles.

Derek W. HasBrouck is a senior vice president of PHB Hagler Bailly. Mr. HasBrouck joined Hagler Bailly through its acquisition of TB&A in February 1998. At TB&A, he was a managing director in charge of the firm's retail utility management practice, as well as a member of its board of directors. Mr. HasBrouck joined TB&A in 1987, specializing in the issues facing retail energy providers, both in the U.S. and internationally. Prior to joining TB&A, Mr. HasBrouck was employed at Florida Power & Light and Jones & Laughlin Steel.

James N. Heller is a senior vice president of PHB Hagler Bailly and chief operating officer of Fieldston Publications, Inc. In 1981, Mr. Heller founded The Fieldston Company and Fieldston Publications, Inc. Prior to founding the Fieldston companies, Mr. Heller was the senior analyst at Teknekron, Inc. of Berkeley, California from 1979 to 1980. From 1975 to 1979, he was the director of Management Studies of Energy and Environmental Analysis, Inc. and from 1972 to 1975, he was the section chief for the U.S. Environmental Protection Agency, Office of Water Quality Planning and Standards.

David A. Keith is a senior vice president of Hagler Bailly Services. He has been involved in energy research, development and consulting projects continuously since 1974. From 1974-1983, at Georgia Tech Research Institute, he was project director for some of the first industrial energy conservation programs and renewable energy projects in the U.S. In 1983, Mr. Keith joined Hagler Bailly, and from 1983-1989 served as resident advisor for national energy development programs in Jamaica and Indonesia. Since 1990, he has served as project director on energy sector institutional reform projects in more than 20 countries in Central and Eastern Europe and the former Soviet Union.

Steven A. Mitnick is Senior Vice President and since February 1999 has served as Co-Managing Director of PHB Hagler Bailly's Strategy Practice, which provides strategic counsel to the executive leaderships of energy companies in the U.S. or regional markets. Since 1993, Hagler Bailly has employed Mr. Mitnick in various positions. From 1991-1993, Mr. Mitnick served as vice president and chief economist to Science Applications International Corporation (SAIC). From 1989-1991, Mr. Mitnick served as senior consultant to Putnam, Hayes & Bartlett, Inc. From 1980-1989, he was president of S.A. Mitnick & Associates. From 1980-1982, Mr. Mitnick was of member of Georgetown University's faculty, where he taught courses in microeconomics, macroeconomics and statistics. From 1976-1980, Mr. Mitnick served as a consultant to various government agencies. Mr. Mitnick is a member of the Editorial Advisory Board of The Electricity Journal.

Howard W. Pifer, III has served as chairman of Hagler Bailly's board of directors since August 1998. He served as chairman of the board of directors of PHB since 1991, having previously served as PHB's president and chief executive officer. Dr. Pifer also serves as chairman of PHB Hagler Bailly and leads its energy global business sector. Dr. Pifer specializes in rigorous analysis of corporate strategies and public policies and has advised senior management, boards of directors and governments in Australia, Canada, England and Wales, Hong Kong, New Zealand, Norway, Scotland, Singapore and Spain, as well as throughout the United States. Prior to founding PHB in 1976, Dr. Pifer was a member of the Harvard Business School faculty, where he taught courses in managerial economics, finance, public policy and strategic planning. From 1973 to 1976, Dr. Pifer was a Vice President of the Energy & Environment Group at Temple, Barker & Sloane, Inc.

James M. Speyer is a senior vice president of PHB Hagler Bailly. Formerly a managing director and member of the board of directors of PHB, Mr. Speyer is an expert in the strategic analysis of energy and environmental issues, particularly those affecting the coal, gas, electric utility and independent power industries. Prior to joining PHB, Mr. Speyer was a principal with ICF Inc. from 1979 to 1982. Mr. Speyer has also held various positions in the federal government, including working on President Carter's White House Energy Staff and at the Department of Energy and the Environmental Protection Agency.

Alain M. Streicher is executive vice president, international operations for Hagler Bailly and president and chief executive officer of Hagler Bailly Services. He has been employed by Hagler Bailly in various management positions including senior vice president and acting chief operating officer. Mr. Streicher has served as a member of the Company's board of directors since May 1995. From 1976 to 1980, Mr. Streicher was chief energy analyst at the CEREN in Paris.

Walter H. A. Vandaele is a senior vice president of PHB Hagler Bailly. Formerly a managing director and member of the board of directors of PHB, Dr. Vandaele is an expert in competition and regulatory policy analysis. Prior to joining PHB, Dr. Vandaele was assistant director for regulatory evaluation at the Bureau of Consumer Protection and an Economic Advisor at the Bureau of Competition,
Federal Trade Commission. He taught at the Harvard Business School, the Department of Economics at Harvard University, and the University of Chicago.

Kent D. Van Liere is a senior vice president of PHB Hagler Bailly. Over the past 15 years he has directed a wide range of value of service, customer loyalty/satisfaction, market segmentation, and new product assessment studies with residential, commercial and industrial customers for clients in several industries. Prior to its acquisition by Hagler Bailly, he was President of HBRS, a nationally recognized market research firm. Before joining HBRS in 1985, he was an associate professor of sociology at the University of Tennessee.

Stephen  V.R.  Whitman is senior vice  president  and General  Counsel of Hagler
Bailly. Prior to joining the firm in July 1997, he spent four years in private practice in his own firm, was associated with the law firms of Kelley Drye & Warren and White & Case and served as attorney advisor (and regional legal advisor in Lima, Peru) for the United States Agency for International Development. He earned his J.D. in 1975 from the University of Virginia School of Law.


ITEM 2 - PROPERTIES

      The Company's headquarters is currently located in approximately 58,402 square feet of leased office space in Arlington, Virginia. The Company leases office space as listed below. The Company believes that its facilities are suitable for its current needs and that additional facilities can be leased to meet future needs.

The Company maintains principal offices in the following locations:

                United States                                International
------------------------------------------------------------------------
Arlington, VA               Madison, WI                 Buenos Aires, Argentina
Cambridge, MA               New York, NY                Daventry, England
Boulder, CO                 Palo Alto, CA               Dublin, Ireland
Chicago, IL                 San Francisco, CA           Islamabad, Pakistan
Houston, TX                 Washington, DC              Jakarta, Indonesia
Los Angeles, CA [2]                                     Melbourne, Australia
                                                        London, England
                                                        Paris, France
                                                        San Paulo, Brazil
                                                        Sydney, Australia
                                                        Toronto, Canada
                                                        Wellington, New Zealand

      Each principal office represents a permanent location servicing multiple clients that is run by a member of Hagler Bailly's senior management. In addition, from time to time the Company leases a project office to enable it to service a specific international project involving a particular individual client, in which case the office is paid for directly by the client. All of the Company's principal and project offices are electronically linked together and have access to all of the Company's capabilities and core consulting tools.

ITEM 3 -- LEGAL PROCEEDINGS

      Apogee Research, Inc. ("Apogee"), a wholly owned subsidiary of the Company, received a subpoena in July 1998 from the Office of the Inspector General of the Environmental Protection Agency (the "EPA") requesting records from April 1993 through October 1995 pertaining to a contract between Apogee and the EPA. Apogee has provided records in response to the subpoena. The work under this contract has been completed. The subpoena was served in connection with an EPA investigation relating to the submission of potential false statements and false claims under the contract. Hagler Bailly is unable to determine at this time what effect, if any, the investigation will have on its business, financial condition or results of operations.

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

PART II

ITEM 5 -- MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

      The Company's common stock was first offered to the public on July 3, 1997, and since that time has been traded on the Nasdaq National Market under the symbol "HBIX." The following table sets forth the range of reported high and low closing sales price for the Company's common stock, for the periods indicated, as reported by the Nasdaq National Market.

1998                                            High                 Low
----------------------------------------------------------------------------
January - March                                $25.000             $18.625
April - June                                   $30.000             $22.500
July - September                               $30.250             $16.750
October - December                             $24.000             $13.563

1997                                            High                 Low
----------------------------------------------------------------------------
January - March                                  N/A                 N/A
April - June                                     N/A                 N/A
July 3 - September                            $25.250             $17.000
October - January                             $26.375             $18.250

      On November 17, 1998, the Company issued an aggregate of 232,558 shares of its common stock to James H. Heller and Debbie G. Heller in connection with the acquisition of assets and the assumption of liabilities of The Fieldston Company and the acquisition of all of the outstanding stock of Fieldston Publications, Inc. The sale of these shares was exempt from registration under Section 4(2) of the Securities Act of 1933 and the SEC's Regulation D.

      The Company had 196 holders of record of its common stock at March 1, 1999, and approximately 946 beneficial owners. The Company has never paid a cash dividend on its common stock and does not expect to pay a cash dividend on its common stock in the foreseeable future.

ITEM 6 -- SELECTED FINANCIAL DATA

      The following selected financial data as of and for the year ended December 31, 1994, have been derived from the financial statements of RCG/Hagler Bailly, Inc. (the "Predecessor"), a wholly-owned subsidiary of RCG International Inc. which was acquired on May 25, 1995, by the management of RCG/Hagler Bailly, Inc. The selected consolidated financial data for the year ended December 31, 1995, combine the financial data of the Predecessor derived from its financial statements from January 1, 1995 to May 25, 1995, and the consolidated financial data of the Company from May 26, 1995 to December 31, 1995, derived from the consolidated financial statements of the Company. The selected consolidated financial data as of December 31, 1995, is derived from the consolidated financial statements of the Company. The selected consolidated financial data as of and for the years ended December 31, 1996, 1997 and 1998, have been derived from the audited consolidated financial statements of the Company. The Company's prior years have been restated to include the historical financial information of Apogee, TB&A, Izsak, Grapin et Associes ("IGA") and PHB as a result of business combinations accounted for as poolings of interests.

      The results of operations for prior periods are not necessarily indicative of the results that may be expected for future years. The information set forth below should be read in conjunction with the Company's consolidated financial statements and the notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.


                                                                         Years ended December 31,
                                                   ----------------------------------------------------------------------
                                                   1994 (1) (2)  1995 (1) (2)    1996 (2)       1997 (2)        1998
                                                   ------------- ------------- -------------- ------------- -------------
    STATEMENT OF OPERATIONS DATA:                                  (In thousands, except per share data)
    Revenues:
     Consulting revenues                                $97,154      $120,566       $142,701      $158,863      $173,194
     Other revenues                                           -             -            440         1,752         4,268
                                                   ------------- ------------- -------------- ------------- -------------
         Total revenues                                  97,154       120,566        143,141       160,615       177,462
    Cost of services                                     72,122        94,163        110,500       120,585       126,204
                                                   ------------- ------------- -------------- ------------- -------------
    Gross profit                                         25,032        26,403         32,641        40,030        51,258
    Liquidation of subsidiary (4)                             -             -            662           328             -
    Merger related and other nonrecurring costs(5)            -             -              -         1,235         9,382
    Selling, general and administrative expenses         21,904        21,810         26,047        26,868        25,112
    Stock and stock option compensation (3)                 360             -          6,172         9,965         2,595
                                                   ------------- ------------- -------------- ------------- -------------
    Income/(loss) from operations                         2,768         4,593          (240)         1,634        14,169
    Other income (expense) net (7)                        (406)         (799)          (853)         (400)           269
                                                   ------------- ------------- -------------- ------------- -------------
    Income/(loss) before equity investment in
       joint venture and income tax expense               2,362         3,794        (1,093)         1,234        14,438
    Income tax expense                                    1,162         1,907          1,786         5,460         7,275
                                                   ------------- ------------- -------------- ------------- -------------
    Income/(loss) before equity investment in
       joint venture and extraordinary gain               1,200         1,887        (2,879)       (4,226)         7,163
    (Loss) from equity investment in joint venture            -             -              -             -         (463)
                                                   ------------- ------------- -------------- ------------- -------------
    Income (loss)  before extraordinary gain              1,200         1,887        (2,879)       (4,226)         6,700
                                                   ------------- ------------- -------------- ------------- -------------
    Extraordinary gain (6)                                    -         1,055            145         2,336             -
    ---------------------------------------------- ------------- ------------- -------------- ------------- -------------
    Net income (loss) (8)                                $1,200        $2,942       $(2,734)      $(1,890)        $6,700
                                                   ============      ========     ==========      ========       ========

    Net income (loss) per share
      Basic
       Net (loss) income before extraordinary gain          *             *        $(0.25)       $(0.32)         $0.42
       Extraordinary gain                                   *             *         $ 0.01        $ 0.17             -
       Net (loss) income                                    *             *        $(0.24)       $(0.14)         $0.42
      Dilutive
       Net (loss) income before extraordinary gain          *             *        $(0.25)       $(0.32)         $0.40
       Extraordinary gain                                   *             *         $ 0.01        $ 0.17             -
       Net (loss) income                                    *             *        $(0.24)       $(0.14)         $0.40
    Weighted average shares outstanding
      Basic                                                  *             *         11,321        13,361        15,992
      Dilutive                                               *             *         11,321        13,361        16,772

     * Due to the acquisition on May 25, 1995, and the change in capital structure, earnings per share information for this period is not meaningful and accordingly is not presented.


                                  DECEMBER 31,
                                                          1994            1995           1996          1997          1998
BALANCE SHEET DATA                                                              (In Thousands)
Cash and cash equivalents                                $ 1,267         $ 1,753       $ 3,218       $ 5,261       $ 16,165
Working capital                                            1,644           5,054         7,382        34,122         54,294
Total assets                                              38,184          52,703        55,872        84,657        101,422
Total debt                                                 6,470          20,606        16,790         2,752          1,026
Total stockholders' equity                                 3,538           3,772         9,958        48,849         73,599

(1) The operating data for the year ended December 31, 1994, reflect the combined results of operations of the Predecessor, Apogee, TB&A and PHB. The operating data for the year-ended December 31, 1995 reflect the combined results of operations of the Predecessor from January 1, 1995 to May 24, 1995, the Company from May 25, 1995 to December 31, 1995, and the annual results of Apogee, TB&A, IGA and PHB.
(2) The statements of operations data for the years ended December 31, 1994, 1995, 1996 and 1997 include performance incentive compensation paid to PHB senior staff members in excess of a standard bonus set for their respective staff levels. The excess performance incentive compensation was included in cost of services and selling, general and administrative expenses was $2,931, $6,260, $9,588 and $7,294 for the years ended December 31, 1994, 1995, 1996 and 1997, respectively. In addition, the year ended December 31, 1994, also includes $1,802 of selling, general, and administrative expenses, representing a note receivable from a related party, and the year ended December 31, 1996, includes approximately $500 of cost of services, representing that portion of officer compensation that exceeded the compensation that would have been paid had the compensation plan adopted in January 1997 been in effect for all of 1996.
(3) In connection with an amendment to the Hagler Bailly, Inc. Employee Incentive and Non-Qualified Stock Option and Restricted Stock Plan (the "Stock Option Plan") and a reclassification of its common stock, each effective December 31, 1996, Hagler Bailly incurred non-recurring, non-cash charges to operations amounting to approximately $4,600 for options and approximately $1,600 for stock in 1996. In connection with a stock bonus to an employee, the Company incurred a non-cash compensation charge to operations in the first quarter of 1997 of $65. PHB common stock issued or subject to issuance under subscriptions receivable entered into within 12 months preceding the closing of the merger were presumed to have been issued in contemplation of the proposed transaction and were accounted for at their fair market value at date of issuance. Accordingly, PHB recognized a non-recurring, non-cash, non-tax deductible compensation charges for the years ended December 31, 1997 and 1998 of approximately $9,900 and $2,600, respectively, representing the difference between the fair market and book value of shares of common stock then issuable.
(4) On December 31, 1996, PHB liquidated its wholly owned subsidiary in the U.K. Of PHB's loss of $663 in 1996, $549 represented cumulative foreign currency translation losses that had previously been recorded as a separate component of the PHB's shareholders' equity. In 1997, $328 was recorded as management's estimate of the uncollectable net proceeds
      resulting   from  the   liquidation.
(5) For the year ended December 31, 1997 and 1998, the Company recorded merger related costs of $1,235 and $9,382, respectively, as a result of business combinations and related costs and impairment of investments and long-lived assets (see Note 19 to the 1998 financial statements).
(6) For the years ended December 31, 1995, 1996 and 1997, the Company recorded extraordinary gains of $1,055, $145 and $2,336, respectively, as a result of extinguishment of debt at beneficial terms at TB&A.
(7) Other income (expenses), net includes interest income, interest expense minority interest, other income, and other expenses.
(8) Management considers the items stated in Notes 3, 4, 5 and 6 above to be nonrecurring. The effect of excluding these nonrecurring charges and extraordinary gains on the Company's statement of operations, net of tax, would increase net income by approximately $6,200, $8,600 and $9,000, to pro forma operating net income of approximately $3,400, $6,700 and $15,700 for the years ended December 31, 1996,1997 and 1998, respectively. The effect of excluding the nonrecurring charges and extraordinary gains would increase dilutive EPS by $0.54, $0.61 and $0.53, for the years ended December 31, 1996, 1997, and 1998, respectively. For purposes of the increase in EPS caused by the exclusion of certain nonrecurring transactions discussed above, tax expense was applied at a combined federal and state income tax rate of 40.0% for the year ended December 31, 1996, 47.6% for the year ended December 31, 1997, and 39.7% for the year ended December 31, 1998.

          ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   The predecessor of the Company was founded in February 1980 as Hagler, Bailly & Company, Inc. In July 1984, it was acquired by RCG International, Inc. ("RCG") an indirect subsidiary of Reliance Group Holdings, Inc. and in 1987 was renamed RCG/Hagler Bailly, Inc. In May 1995, the management of RCG/Hagler Bailly, Inc. completed the purchase of RCG/Hagler Bailly, Inc. from RCG (the "Management Buy-Out"), and the successor to RCG/Hagler Bailly, Inc. became a wholly-owned subsidiary of the Company. In July 1997, the Company completed an initial public offering (the "IPO").

      Hagler Bailly, together with its wholly owned subsidiaries, PHB Hagler Bailly, Hagler Bailly Services and several of its other domestic and foreign wholly owned subsidiaries, is a leading worldwide provider of professional services to corporate and government clients on energy, network industries and the environment.

      The Company's revenues consist of consulting revenues and other revenues. Consulting revenues represent revenues associated with professional staff, subcontractors and independent consultants, and client reimbursable expenses and are associated with the Company's primary business of offering corporate clients strategy and business operations consulting, economic counsel and litigation support, and market research and survey analysis. Other revenues include those derived from information-based product and services, financial advisory services, and publication of newsletters, reference manuals, and data series for the energy and transportation industries services. The Company's client base includes both the public and private sector. Revenue from the private sector is typically characterized by higher gross margins than the public sector, yet generally requires a higher relative level of infrastructure support. Consequently, the Company's operating performance is affected by its public sector / private sector business mix. Through strategic acquisitions and internal growth, the Company has increased its private sector client base, and will continue to pursue such opportunities in the future.

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

      The Company derives substantially all of its revenues from fees for professional services. Clients are typically invoiced on a monthly basis. The majority of revenues are billed at standard daily rates, standard hourly rates, or cost-plus fixed-fees. Revenues from standard daily rate contracts are recognized at amounts represented by the agreed-upon billing amounts and costs are recognized as incurred. Revenues from standard hourly rate engagements are recognized as hours are recorded and costs are recognized as they are incurred. Revenue from cost-plus fixed-fee contracts is recognized as costs are incurred on the basis of direct costs plus allowable indirect costs and a pro rata portion of estimated fee. The remainder of the revenues are billed on a fixed-bid basis and by lump sum fee arrangements. Revenues from fixed-bid type contracts are recognized on the percentage-of-completion method of accounting with costs and estimated profits included in contract revenues based on the relationship that contract costs incurred bear to management's estimate of total contract costs. Losses, if any, are accrued when they become known and the amount of the loss is reasonably determinable. The Company's most significant expenses are project personnel costs, which consist of consultant salaries and benefits (including bonuses), and travel-related direct project expenses. Project personnel are typically full-time professionals employed by the Company, although the Company often supplements its professional project staff through the use of subcontractors and independent consultants. The Company believes that retaining subcontractors and independent consultants on a per-engagement basis provides it with greater flexibility and reduced risk in adjusting professional staff levels in response to changes in demand for its services.

Compensation Charges

      Effective December 31, 1996, the Company adopted an amendment to its Stock Option Plan which changed the exercise price of future options to be granted thereunder to the market value of the underlying common stock. In addition, in connection with the reclassification of its common stock, the Company substituted 0.9 shares of Class A common stock for each share of Class B common stock underlying 971,963 options vesting on January 1, 1997. At the same time, options to purchase 971,963 shares of Class B common stock vesting on January 1, 1998 were canceled. As a result, the Company recorded a non-recurring, non-cash charge to operations of approximately $6.2 million in December 1996 of which approximately $4.6 million was for options to purchase common stock and approximately $1.6 million was for 394,160 shares of common stock sold to employees during 1996. These charges represent the aggregate difference between the exercise price of such outstanding options or the issuance price of common stock sold to employees during 1996, as the case may be, and the appraised market value of the underlying common stock at December 31, 1996.

      The Company also recognized a non-recurring, non-cash charge to operations of approximately $10.0 million in the year ended December 31, 1997, and approximately $2.6 million in the year ended December 31, 1998. These charges are required under generally accepted accounting principles for stock issued, or obligated to be issued, during the twelve months preceding the closing of a pending merger based on the presumption that such issuances were in contemplation of the merger. Substantially all of these costs were related to the PHB merger and represent the difference between the fair market and book value of PHB common stock issuable under subscriptions within one year of the merger's close.

Recent Mergers and Events

      On December 1, 1997, the Company completed the merger of Apogee Research Inc. ("Apogee"), whereby Apogee became a wholly-owned subsidiary of Hagler Bailly. Apogee was a consulting firm specializing in the economic and financial analysis of infrastructure, including all aspects of transportation and environment. The Company issued 409,985 shares of its common stock in exchange for all of the common stock of Apogee. The business combination is accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to reflect the merger for all periods presented.

     On January 28, 1998, the Company purchased the remaining minority interest of its consolidated subsidiary, PT Hagler Bailly, a consulting firm located in Jakarta, Indonesia, for $200,000 whereby PT Hagler Bailly became an indirect, wholly-owned subsidiary of the Company. Total consideration of the acquisition was $200,000 in cash. The acquisition was accounted for using the purchase method. The consolidated financial statements have reflected the results of operations of PT Hagler Bailly since its inception. As a result of the transaction, the Company recorded intangible assets of approximately $200,000.

      On February 23, 1998, the Company completed the merger of TB&A Group, Inc. ("TB&A"), whereby TB&A became a wholly-owned subsidiary of the Company. TB&A is a management consulting firm to electric, gas and telecommunication companies. The Company issued 454,994 shares of Hagler Bailly common stock, in exchange for all of the common stock of TB&A. The business combination is accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to reflect the merger for all periods presented.

     On March 10, 1998, the Company purchased the remaining minority interest of Hagler Bailly Indonesia, Inc., which holds all of the outstanding stock of PT Hagler Bailly, whereby Hagler Bailly Indonesia, Inc. became an indirect wholly-owned subsidiary of the Company. Total consideration of the acquisition was $240,000 in cash. The acquisition was accounted for as a purchase. The consolidated financial statements have reflected the results of operations of Hagler Bailly Indonesia, Inc. since its inception. As a result of the transaction, the Company recorded intangible assets of approximately $240,000.

      On April 28, 1998, the Company completed the acquisition of Estudio Q Ingenieros Asociados S.R.L., an Argentinean company ("Estudio Q"), whereby Estudio Q became a wholly-owned subsidiary of the Company. Total consideration for the acquisition was approximately $2.4 million in the form of $800,000 cash and an aggregate of 64,306 shares of Hagler Bailly common stock. The acquisition was accounted for using the purchase method. Accordingly, the consolidated financial statements reflect the results of Estudio Q since the date of acquisition. As a result of the transaction, the Company recorded intangible assets of approximately $2.7 million.

      On June 16, 1998, the Company and Cap Gemini S.A. and its wholly owned subsidiary, Cap Gemini America, Inc., entered into an exclusive joint venture to deliver information technology consulting services and solutions to electric, gas and water utilities, and service providers in the U.S. and Canada. The Company expects the joint venture, Cap Gemini Hagler Bailly, L.L.C., to turn profitable sometime late in the fiscal year ending December 31, 1999. The joint venture is owned equally by the Company and Cap Gemini America and each has invested capital in the venture and transferred key senior professionals to it. Concurrently with the creation of the joint venture, Cap Gemini purchased 470,975 newly issued shares of the Company's stock at the current market price for total consideration, after commissions and fees, of $11.8 million.

      On June 30, 1998, the Company completed the merger of IGA, whereby IGA became a wholly-owned subsidiary of the Company. The Company issued 183,550 shares of its common stock in exchange for all the common stock of IGA. The business combination was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to reflect the merger for all periods presented.

      On August 28, 1998, the Company completed the merger of Putnam, Hayes & Bartlett, Inc. ("PHB"), whereby PHB became a wholly-owned subsidiary of the Company. Until the merger, PHB was the largest privately owned independent economic and management consulting firm in the United States. The Company issued 6,548,953 shares of its common stock in exchange for all of the common stock of PHB. The business combination was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to reflect the merger for all periods presented.

     On September 30, 1998, the Company sold certain assets of its public sector environmental consulting operations. As a result of the transaction, the Company sold assets for approximately $2.9 million, resulting in a gain of approximately $282,000.

     On November 17, 1998, the Company completed the acquisition of certain assets and the assumption of certain liabilities of The Fieldston Company ("TFC") and all of the outstanding stock of Fieldston Publications, Inc. ("FPI"). Total consideration of the acquisition was approximately $2.3 million in cash and 232,558 shares of Hagler Bailly common stock. The acquisition was accounted for using the purchase method. Accordingly, the consolidated financial statements reflect the results of operations of TFC and FPI since the date of acquisition. As a result of the transaction, the Company recorded intangible assets of approximately $4.8 million.

      In December 1998, the Company made the decision to cease operations in its financial advisory services business, HB Capital, Inc., resulting in expenses of approximately $1.8 million.

      In connection with these and other transactions, the Company incurred merger related and other nonrecurring costs of approximately $1.2 million and $9.4 million in 1997 and 1998, respectively.

      Results of Operations

The following table presents for the periods indicated the percentage of revenues represented by certain income and expense items:

                                                                 For the years ended December 31,
                                                           1996                1997                 1998
                                                           ----                ----                 ----
            Revenues:
             Consulting                                       99.7%               98.9%                97.6%
             Other                                             0.3                 1.1                  2.4
                                                      ----------------     ---------------     ---------------
               Total revenues                                100.0                100.0               100.0
            Cost of services                                  77.2                 75.1                71.1
            Merger related and other nonrecurring costs          -                  0.8                 5.3
            Liquidation of assets                              0.5                  0.2                   -
            Selling, general, and administrative              18.2                 16.7                14.2
             expenses
            Stock and stock option compensation                4.3                  6.2                 1.4
                                                     ----------------    ----------------     ---------------
          Income from operations                              (0.2)                 1.0                 8.0
            Interest income                                    0.2                  0.8                 0.2
            Interest expense                                  (1.0)                (0.8)               (0.2)
            Other income (expense), net                        0.2                 (0.2)                0.2
            Minority interest                                   -                     -                (0.1)
                                                     ----------------    ----------------     ---------------
          Income (loss) before income tax
            expense, equity investment in joint
            venture and extraordinary gain                    (0.8)                 0.8                 8.1
          Income tax expense                                   1.2                  3.4                 4.1
          (Loss) from equity investment in joint                 -                   -                 (0.2)
             venture
                                                     ----------------    ----------------     ---------------
          Net income (loss) before
             extraordinary gain                               (2.0)                (2.6)                3.8
          Extraordinary gain                                   0.1                  1.4                 -
                                                     ----------------    ----------------     ---------------
          Net income                                          (1.9)                (1.2)                3.8
                                                     ================    ================     ===============

1998 COMPARED TO 1997

      Revenues for the year ended December 31, 1998, increased by $16.8 million, or 10.5%, to $177.5 million from the year ended December 31, 1997. Of this increase, $14.3 million was attributable to consulting revenues, and $2.5 million was attributable to other revenues. Consulting revenues increased 9.0% for the year ended December 31, 1998, as compared to the year ended December 31, 1997. This increase was primarily driven by the Company's focus on the growth of private-sector engagements resulting in an increase of $6.2 million and an increase internationally of $8.1 million resulting from increased capacity and capabilities through the purchase of Estudio Q, an Argentinean company, and growth in PT Hagler Bailly Indonesia, Hagler Bailly Pakistan, Hagler Bailly France, and IGA. Other revenues increased 143.6% for the year ended December 31, 1998, as compared to the comparable period of the prior year. This increase was attributable to increased revenues from information-based products and services associated with contracts the Company was awarded in the current fiscal year. In the year ended December 31, 1998, approximately 97.6% of the Company's revenues were derived from consulting revenues, as compared with 98.9% in the year ended December 31, 1997.

      Cost of services for the year ended December 31, 1998, increased by $5.6 million, or 4.7%, to $126.2 million from the year ended December 31, 1997. Cost of services as a percentage of revenue decreased from 75.1 % for the year ended December 31, 1997, to 71.1% for the year ended December 31, 1998, primarily the result of a reduction in cash compensation resulting from the integration of the Company's and merged firms' operations, particularly PHB.

      Selling, general and administrative expenses ("SG&A") for the year ended December 31, 1998, decreased by approximately $1.8 million, or 6.5%, to $25.1 million from the year ended December 31, 1997. Expressed as a percentage of total revenues, SG&A expenses decreased from 16.7% for the year ended December 31, 1997, to 14.2% for the year ended December 31, 1998. This decrease is primarily reflective of a reduction in cash compensation resulting from the integration of the Company's and merged firms' operations, particularly PHB.

      In the year ended December 31, 1998, there were no expenses related to the liquidation of a subsidiary, compared to approximately $328,000 in expenses related to the liquidation of a subsidiary in the year ended December 31, 1997.

     Merger related and other nonrecurring costs for the year ended December 31, 1998, increased by $8.1 million to $9.4 million as compared to the comparable period of the prior year. The majority of the merger related costs in the year ended December 31, 1998, were associated with the merger of PHB and exiting from the Company's financial advisory services business, as well as the business combinations with TB&A, IGA, Apogee, FPI, TFC and Estudio Q.

      Stock and stock option compensation for the year ended December 31, 1998, decreased by $7.4 million from the year ended December 31, 1997, to $2.6 million. Substantially all of these costs in both periods related to PHB and include non-cash, non-tax deductible compensation based on the difference between the fair market and book values of PHB common stock issuable under subscriptions within one year of the companies' merger.

      Other income (expenses), net includes interest income, interest expense, minority interest, and other income and expenses. Other income (expenses), net increased by approximately $670,000 to approximately $270,000 in the year ended December 31, 1998. The primary reasons for this increase was a gain of approximately $282,000 from the sale of certain assets of the Company's environmental consulting business, as well as a decrease in interest expense from the year ended December 31, 1997, due to the use of IPO proceeds to repay the Company's outstanding debt.

      Loss from joint venture for the fiscal year ending December 31, 1998, was approximately ($460,000), or (0.2%) expressed as a percentage of total revenues. The joint venture, Cap Gemini Hagler Bailly LLC, was created to deliver information technology consulting services and solutions to electric, gas and water utilities and service providers in the U.S. and Canada. The Company expects the joint venture to turn profitable sometime late in the fiscal year ending December 31, 1999.

      The Company's effective tax rate for the year ended December 31, 1998, was 50.4%. The 1998 provision for tax is higher than the provisional tax rate of 39.7% as a result of the non-deductibility for tax reporting purposes of the compensation charge in connection with subscriptions for the issuance of common stock, and certain non-deductible merger related costs.

     Net income before extraordinary gains for the year ended December 31, 1998, increased by approximately $10.9 million, to $6.7 million, as a result of a combination of reasons discussed above.

      For the year ended December 31, 1998, there were no extraordinary gains, compared to approximately $2.3 million in extraordinary gains, net of income tax expense, for the year ended December 31, 1997. The gains in 1997 were the result of extinguishment of debt at beneficial terms to the Company.

     Net income for the year ended December 31, 1998 increased by approximately $8.6 million, to $6.7 million, as a result of the reasons discussed above.

1997 Compared to 1996

      Revenues for the year ended December 31, 1997, increased by $17.5 million, or 12.2%, to $160.6 million from the year ended December 31, 1996. Of this increase, $16.2 million is attributable to consulting revenues, and $1.3 million is attributable to other revenues. Consulting revenues increased by 11.3% for the year ended December 31, 1997, as compared to the comparable period of the prior year. A significant cause of this increase was the increased demand for management consulting services associated with the restructuring and deregulation of the electric and gas sectors outside the United States. The overall increase was constrained by declining revenues generated from a litigation case which represented approximately 7% of the Company's total revenues in 1996 and approximately 1% in 1997 and the ending of two major private sector engagements during the year. Management strategy of deploying core-consulting staff to create and initiate sales of information-based products and services also mitigated this growth. Other revenues increased 298.2% for the year ended December 31, 1997, as compared to the comparable period of the prior year. The increase in other revenues was the result of an increase in financial advisory services, as well as the start of the Company's information-based products and services business.

      Cost of services for the year ended December 31, 1997, increased by $10.1 million, or 9.1%, to $120.6 million from the year ended December 31, 1996. Cost of services as a percentage of revenue decreased from 77.2% in the year ended December 31, 1996, to 75.1% in the year ended December 31, 1997. The increased cost was primarily due to an increase from institutional clients, and the lower percentage to sales was due to continued focus on higher margin private sector revenues.

       SG&A for the year ended December 31, 1997, increased by approximately $820,000, or 3.2%, to $26.9 million from the year ended December 31, 1996. Expressed as a percentage of total revenues, SG&A expenses decreased from 18.2% in the year ended December 31, 1996, to 16.7% in the year ended December 31, 1997, primarily due to less marketing expenses relating to private sector revenue generation as compared to the comparable period in the prior year. SG&A expenses for the year ended December 31, 1996, were increased as the Company focused on its marketing efforts to replace multiyear institutional contracts which were ending during the year.

       Expenses related to the liquidation of a subsidiary decreased by approximately $334,000 in the year ended December 31, 1997, from the comparable period in the prior year.

     Merger related and other nonrecurring costs for the year ended December 31, 1997 were $1.2 million. There were no merger and related and other non-recurring costs in the comparable period of the prior year. The majority of the merger related costs in the year ended December 31, 1997, were associated with the mergers with Apogee and TB&A.

         Stock and stock option compensation for the year ended December 31, 1997, increased by approximately $3.8 million, from the year ended December 31, 1996, to approximately $10.0 million. Substantially all of these costs in the year ended December 31, 1997 were related to PHB and include non-cash, non-tax deductible compensation based on the difference between the fair market and book values of PHB common stock issuable under subscriptions within one year of the companies' merger. During the year ended December 31, 1996, the Company amended its stock plan to change the exercise price of future options to be granted to the market value of the common stock, as opposed to its book value plus an adjustment for accretion. All of the costs in the year ended December 31, 1996, represent the aggregate difference between the exercise price of outstanding options, and the issuance price of common stock sold to employees during 1996, and the appraised market value of the common stock on December 31, 1997.

      Other income (expenses), net increased by approximately $450,000 to approximately ($400,000) in the year ended December 31, 1997, primarily due to interest income earned from the investment of IPO funds and a reduction in interest expense resulting from use of IPO proceeds to pay off outstanding debt in 1997.

      The Company's effective tax rate for the year ended December 31, 1997, was 442.5%. The 1997 provision for tax is higher than the provisional tax rate of 40% as a result of the non-deductibility for tax reporting purposes of the compensation charge in connection with subscriptions for the issuance of common stock.

     Net loss before extraordinary gains for the year ended December 31, 1997, decreased by approximately $1.3 million, to ($4.2) million, as a result of the reasons discussed above.

      Extraordinary gains for the year ended December 31, 1997, increased by approximately $2.2 million, to approximately $2.3 million, from the year ended December 31, 1996. These gains were the result of the extinguishment of debt at beneficial terms to the Company.

     Net loss for the year ended December 31, 1997, increased by approximately $840,000, to ($1.9) million, from the year ended December 31, 1996, for the reasons discussed above.

Liquidity and Capital Resources

      As of December 31, 1998, working capital was $54.3 million as compared to $34.1 million at December 31, 1997. The increase was primarily due to an increase in cash from the sale of the Company's investments, an increase in accounts receivable, and a decrease in accrued compensation and benefits.

     Net cash of approximately $341,000 was used in operating activities during the year ended December 31, 1998. Cash provided by net income, depreciation and amortization, deferred income taxes, and stock and stock option compensation were offset by a significant increase in accounts receivable, as well as a decrease in accrued compensation and benefits for the year ended December 31, 1998.

      Investment activities provided $1.6 million during the year ended December 31, 1998. The sale of investments for approximately $6.5 million, and proceeds from the disposition of certain public sector assets for approximately $2.9 million were largely offset by the investment of $4.0 million in office and computer related equipment, leasehold improvements, and other resources necessary for the growth of the Company, as well as $3.3 million used to purchase the assets of TFC and the stock of FPI, the stock of Estudio Q, and the balance of the Company's interest in a previously majority owned foreign subsidiary.

      Financing activities provided $9.7 million for the year ended December 31, 1998. Cash provided by the issuance of 470,975 shares of the Company's common stock for consideration, net of proceeds, of $11.8 million to Cap Gemini America, Inc., and approximately $900,000 from other stock issuance, were partially offset by payments on net borrowings on the Company's line of credit and principal payments on debt of approximately $1.5 million and $300,000, respectively, and a payment of approximately $1.0 million for the purchase of common stock from a dissenting shareholder resulting from a business combination during 1998. Net proceeds from equity financing are invested in short-term, interest-bearing investment grade securities.

     The Company's primary source of liquidity for the past 12 months has been cash flows from sales of common stock, periodically supplemented by borrowings under a bank line of credit. During the year ended December 31, 1998, the Company established $50 million in revolving credit facilities with NationsBank. The balance available under the line of credit at December 31, 1998, was $50.0 million. The Company believes that current projected levels of cash flows and the availability of financing, including borrowings under the Company's credit facility, will be adequate to fund its anticipated cash needs, which may include future acquisitions of complementary businesses, for the next 12 months and foreseeable future. The Company, depending on market conditions, may consider other sources of financing, including equity financing.

New Accounting Pronouncements

     In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" which established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. This statement is effective for fiscal years beginning after December 15, 1997. The Company has adopted the effects of this statement effecive January 1, 1998.

      In June 1997, the FASB issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" which established standards for public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments. The financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Operating segments are components of an enterprise about which separate financial information  is  available  that is evaluated  regularly by the chief  operating decision maker in deciding how to allocate resources and in assessing performance. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company operates in principally one business segment and, accordingly, no additional disclosures are necessary to comply with this statement.

     In June 1998, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 standardizes the accounting for derivative instruments by requiring that an entity recognize derivatives as assets or liabilities in the statement of financial position and measure them at fair value. This Statement is effective for all quarters of all fiscal years beginning after June 15, 1999. This Statement is not expected to ahve an impact on the Company's consolidated financial statements.

Year 2000

         The Year 2000 issue is the result of computer hardware and software being designed with the year field being set for two digits instead of four digits. Computer programs and systems with this problem will be unable to properly distinguish between the year 2000 and the year 1900. As a result, the programs could fail or yield incorrect results. The Company's business, as well of those of its principal suppliers and clients, is dependent on the ability of its software and hardware systems to properly function. Failure of one or more of these systems of the Company or a material client or supplier could disrupt the Company's operations and cause a material adverse impact on the Company's business, results of operations and financial condition.

The Company's Year 2000 Strategy

     The Company has established the Year 2000 Readiness Plan (the "Plan") to prepare for the Year 2000 issue. This Plan is comprised of the following elements:

     1. Audit, remediation, and testing of internal systems.

     2. Obtaining assurance or information on the state of Year 2000 readiness of our material clients and suppliers who exchange information electronically with us or upon whom our work product may depend.

     3. Developing contingency plans, when practical, to address potential Year 2000 failures.

         The Company's goal is to complete implementation of the Plan by September 30, 1999.

Detailed below are the status of progress and timetables for each of the phases of the Plan.

                            Assessment           Remediation            Testing                 Implementation
                            -------------------- ---------------------- ----------------------- ----------------------
IT - Domestic               75% Complete         Current                Current                 By 3rd Quarter 1999
                            -------------------- ---------------------- ----------------------- ----------------------
IT - International          By 2nd Quarter 1999  During 2nd Quarter     During 2nd Quarter      By 3rd Quarter 1999
                                                 1999                   1999
                            -------------------- ---------------------- ----------------------- ----------------------
Business Operations         Complete             Complete               Complete                Complete
                            -------------------- ---------------------- ----------------------- ----------------------
Embedded                    1st Quarter 1999     1st - 3rd Quarter      1st - 3rd Quarter 1999  By 3rd Quarter 1999
                                                 1999
                            -------------------- ---------------------- ----------------------- ----------------------
3rd Party                   2nd Quarter 1999     During 2nd Quarter     2nd - 3rd Quarter 1999  By 3rd Quarter 1999
                                                 1999

Year 2000 Readiness Report

         The Company made several acquisitions in 1998. It undertook a comprehensive due diligence examination that identified general Year 2000 Readiness issues for itself and the companies it acquired. The Company recently formalized its efforts by establishing a Year 2000 Working Committee (the "Committee") led by its Chief Information Officer to oversee the integration of its Year 2000 efforts and to implement the Plan. The Committee includes the COO, CFO, General Counsel, and other Company executives and outside consultants as required. The Company has engaged a consultant to complete the assessment of its domestic offices and to assist in the assessment of its major international offices.

         The Company's front office systems (used for the delivery of services to clients), both hardware and software, were replaced or significantly upgraded in 1997 and 1998 and were manufactured to be Year 2000 ready (with minor, vendor-identified problems). The Company currently expects that the process of updating those systems that are not Year 2000 ready will be completed by the end of the second quarter of 1999.

         The Company does not employ any significant custom programming in its front office, work product, or back office systems. The Company's work product is generated almost exclusively with commercially available statistical, econometric, word processing, spreadsheet, database, or mathematical software for which the Company has obtained Year 2000 Readiness assurances. These software products have been audited and updated where appropriate.

         The Company will implement a firm wide software application to monitor Year 2000 compliance of new work product and to provide a testing mechanism for the re-use of models, spreadsheets, or databases. This application is a commercially available Year 2000 audit and remediation product specifically designed for Microsoft Windows compliant software applications.

         A conversion was undertaken in 1998 to replace a significant and non-compliant analytic system (used to service client analysis needs), including hardware and software, with a compliant system. The implementation is complete and the conversion of existing analytic applications will be complete by September 30, 1999.

         Back office systems including financial accounting, project accounting, fixed asset management, human resources, payroll, and conflict management have been replaced, updated with vendor supplied Year 2000 fixes, or converted to compliant versions of the software. During the second quarter 1999, the Company plans to undertake a comprehensive test of its back office systems. Certain models of personal computers have been identified as non-compliant and will be replaced in 1999. The number of Year 2000 replacements will not exceed the normal annual personal computer turnover.

         The Company is contacting the vendors of its principal office systems in order to obtain proof of Year 2000 readiness. The Company's material office systems include its telephone, communications and networking equipment, security and facilities systems, copiers, pagers, voicemail, and faxing systems. Because the Company is highly decentralized with over 22 domestic and international offices, it does not expect the audit and remediation of these office systems to be complete before September 30, 1999. Some office systems in the Company's international offices will not be corrected by December 31, 1999, but the Company does not expect such systems to materially affect the Company's ability to complete its engagements.

Clients

         The Company's clients include domestic and international companies, private law firms, the United States and state, local and foreign governments and governmental agencies and government-owned enterprises. The Company has responded to Year 2000 compliance surveys from over 50 of its major clients and shared the readiness information disclosed here. The Company is planning to survey in the second quarter its top 25 clients (measured by revenue generated for the Company in 1998) to determine their Year 2000 readiness. The Company plans to survey other clients if circumstances warrant and to survey new clients upon new engagements.





Material Vendors

         The Company performs analytic work on time sensitive matters. Certain vendors have been identified as critical to implementing the Plan. These vendors include payroll, credit, transportation, information resources, and certain maintenance providers of mission critical hardware and software. If one or more of the Company's principal vendors experiences significant business disruption as a result of the Year 2000 issue, it could have a material adverse effect on the Company's business, results of operations and financial condition. For example, if the Company's principal suppliers of real-time electricity data are not functioning properly, the Company may be unable to perform analytic work for clients. Similarly, if hardware used to perform modeling cannot be supported because of a Year 2000 issue at the vendor, the Company's ability to meet client demands for time sensitive analysis might be jeopardized. The Committee will be contacting the Company's principal vendors during the second quarter of 1999. Based on the responses, the Committee may need to develop contingency plans to replace those vendors whose ability to certify Year 2000 readiness is in doubt. The Committee expects that the process of evaluating and working with outside vendors will continue into the third quarter of 1999.

Contingency Planning

         The Committee is developing a contingency plan in the event that any material system or vendor will not be Year 2000 ready by December 31, 1999. This contingency plan is scheduled to be substantially complete by the end of the third quarter of 1999, although it will be reviewed and refined thereafter as the Committee continues to evaluate the Company's systems and vendors.

Costs

         The Company will budget $300,000 in each of the next two fiscal years, 1999 and 2000, to cover the costs of evaluating systems, acquiring Year 2000 remediation software, additional testing of hardware and software, hiring an outside Year 2000 consultant, and administrative costs associated with implementing the Plan. Although the Company believes this amount will be sufficient to meet the costs of the Company's Year 2000 readiness efforts, there can be no assurance that the costs to implement the Plan will not significantly exceed the Company's current estimates. To date, expenditures for Year 2000 readiness have been nominal and associated with the rapid implementation of already planned front office and back office systems upgrades.

Risks

         At present, the Company perceives that its greatest Year 2000 risk is its dependence on an external network of information providers, vendors, and experts to complete its engagements. Even if the Company can satisfy itself that the systems of its material suppliers and partners are Year 2000 ready, those suppliers and partners in turn rely on a myriad of suppliers to operate their businesses. Year 2000-related failures far removed from the Company could trigger a chain of events that could materially harm the Company's business. Certain clients, despite their best efforts, may suffer the effects of Year 2000 failures of others and thus delay, cancel, or substantially alter work in progress resulting in a negative effect on the operations of the Company, including the failure to meet financial expectations or the loss of key personnel. Such a chain of events could also lead to litigation against the Company. There can be no assurance that Year 2000 problems will not have a material adverse effect on the Company's business, results of operations, or financial condition.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

      The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially. The Company is exposed to market risk from changes in interest rates and foreign exchange rates. Adverse changes in either interest rates or foreign exchange rates can have a material effect on the Company's operations.

      Interest Rate Risk: The Company is subject to risk from changes in interest rates. The Company utilizes U.S. dollar denominated borrowings to fund its operational needs, and as of December 31, 1998, had total outstanding debt of approximately $1,000,000. A hypothetical 10% adverse change in interest rates on the Company's total outstanding debt as of December 31, 1998 would not have been material. Interest rates may move in the Company's favor. While the Company does not expect to incur material losses as a result of this interest rate risk, there can be no assurance that losses will not result.

      Foreign Currency Exchange Risk: The Company is subject to risk from changes in foreign exchange rates for its subsidiaries which use a foreign currency as their functional currency and are translated into U.S. dollars. Such changes could result in cumulative translation gains or losses that are included in shareholders' equity.

      In the year ended December 31, 1998, approximately 10.8% of the Company's total revenues were derived from operations in foreign countries including Argentina, Armenia, Australia, Canada, France, Ireland, Indonesia, Pakistan and New Zealand. Exchange rate fluctuations between the U.S. dollar and the currencies of these countries result in positive or negative fluctuations in the amounts relating to foreign operations reported in the Company's consolidated financial statements. None of the components of the Company's financial statements were materially affected by exchange rate fluctuations in the years ended December 31, 1996, 1997, or 1998.

      The potential loss resulting from a hypothetical uniform 10% strengthening in the value of the U.S. dollar relative to the foreign currencies in which some of the Company's sales are denominated would have resulted in a decrease in earnings of approximately $390,000. The potential impact of the same hypothetical uniform change on the Company's cash flows would have resulted in a decrease in cash flows of approximately $180,000. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. Foreign exchange rates may move in the Company's favor.

      The sensitivity of earnings and cash flows to fluctuations in exchange rates is periodically assessed by management by applying an appropriate range of potential rate fluctuations to the Company's assets, liabilities, and projected results of operations denominated in foreign currency. Historically, the Company has not used foreign currency options and forward contracts to hedge against the earnings effects of such fluctuations. While the Company does not expect to incur material losses as a result of this currency risk, there can be no assurance that losses will not result.



ITEM 8 -- CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

      The Consolidated Financial Statements of Hagler Bailly are annexed to the report as pages FS-1 through FS-28. An index to the Financial Statements is set forth on page 40.


          ITEM 9 -- CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCUSSIONS


      Not applicable.

PART III


      The information required by Items 10 through 13 of this Part III will be provided in the definitive proxy statement for the Company's 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 no later than April 30, 1999, and is incorporated herein by reference to the extent provided below.


ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF HAGLER BAILLY

      Certain Information regarding Executive Officers of the Company is included in Item 1 of Part I of this 1998 Annual Report on Form 10-K. Other information in response to this item is incorporated by reference herein from the sections of the Proxy Statement captioned "ELECTION OF DIRECTORS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE."

ITEM 11 -- EXECUTIVE COMPENSATION

      Information in response to this item is incorporated by reference herein from the section of the Proxy Statement captioned "DIRECTOR COMPENSATION", "COMPENSATION COMMITTEE REPORT ON COMPENSATION OF EXECUTIVE OFFICERS OF THE COMPANY", "COMPENSATION INTERLOCKS AND INSIDER PARTICIPATION", "EXECUTIVE COMPENSATION SUMMARY TABLE", "STOCK OPTION GRANTS DURING 1998", "STOCK OPTION EXERCISES AND VALUES IN 1998", "EMPLOYMENT ARRANGEMENTS", "COMPARISON OF FIVE-YEAR TOTAL RETURNS" AND "PERFORMANCE GRAPH".

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information in response to this item is incorporated by reference herein from the section of the Proxy Statement captioned "SECURITY OWNERSHIP".


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information in response to this item is incorporated by reference herein from the section of the Proxy Statement captioned "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

      The consolidated financial statements filed as part of this report are listed in the accompanying Index to Consolidated Financial Statements. The exhibits filed as part of this report are listed in the accompanying Exhibit Index, which follows the signature pages to this report.

      On November 13, 1998, the Company filed with the Securities and Exchange Commission, an interim report on Form 8-K/A showing certain optional unaudited pro-forma combined financial information with respect to the Company and Putnam, Hayes & Bartlett, Inc.

                               HAGLER BAILLY, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


   Report of Independent Auditors..........................................FS-1

   Consolidated Balance Sheets at December 31, 1997
   and 1998................................................................FS-2

   Consolidated Statements of Operations for the years
   ended December 31, 1996, 1997 and 1998..................................FS-3

   Consolidated Statements of Stockholders' Equity
   for the years ended December 31, 1996, 1997 and 1998....................FS-4

   Consolidated Statements of Cash Flows for the years
   ended December 31, 1996, 1997 and 1998..................................FS-5

   Notes to Consolidated Financial Statements..............................FS-6

                         Report of Independent Auditors

Board of Directors and Stockholders
Hagler Bailly, Inc.

We have audited the accompanying consolidated balance sheets of Hagler Bailly, Inc. as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hagler Bailly, Inc. at December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


March 12, 1999
Vienna, Virginia

                                                 /s/ Ernst & Young  LLP

                                                          HAGLER BAILLY, INC.
                                                      CONSOLIDATED BALANCE SHEETS
                                                            (in thousands)
                                                                                       December 31,
                                                                                  1997               1998
                                                                           ------------------- ------------------
Assets
Current assets:
   Cash and cash equivalents                                                       $  5,261           $  16,165
   Investments                                                                        6,551                   -
   Accounts receivable, net of allowance for doubtful accounts of $3,873
     and $3,888 as of December 31, 1997 and 1998, respectively                       51,857              59,092
   Note receivable                                                                    1,000                 382
   Prepaid expenses                                                                   1,502               2,620
   Other current assets                                                               1,867                 304
                                                                              ------------------- ----------------
Total current assets                                                                 68,038              78,563
Property and equipment, net                                                           5,513               6,463
Software development costs, net                                                       2,463                 898
Intangible assets, net                                                                6,926              14,208
Other assets                                                                          1,598               1,290
Deferred income taxes                                                                   119                   -
                                                                           ------------------- -----------------
Total assets                                                                        $84,657            $101,422
                                                                           =================== =================

Liabilities and stockholders' equity
 Current liabilities:
   Bank line of credit                                                            $   1,500          $        -
   Accounts payable and accrued expenses                                              7,969               8,476
   Accrued compensation and benefits                                                 13,467               8,713
   Billings in excess of cost                                                         3,126               2,288
   Current portion of long-term debt                                                    947                 345
   Deferred compensation                                                              3,566                   -
   Income taxes payable                                                               1,952               2,547
   Deferred income taxes                                                              1,389               1,900
                                                                           ------------------- ------------------
Total current liabilities                                                            33,916              24,269
Long-term debt, net of current portion                                                  305                 681
Minority interest                                                                         -                 177
Deferred income taxes                                                                     -                 927
Other deferred                                                                        1,587               1,769
                                                                           ------------------- ------------------
Total liabilities                                                                    35,808              27,823

Stockholders' equity :
Common stock:
     Class A par value $.01, 50,000 shares authorized, 15,474 and 16,483
       issued and outstanding at December 31, 1997 and 1998, respectively               155                 165
     Additional capital                                                              53,837              72,322
     Retained (deficit) earnings                                                     (5,161)              1,206
     Foreign currency translation                                                        18                 (94)
                                                                           ------------------- ------------------
Total stockholders' equity                                                           48,849              73,599
                                                                           ------------------- ------------------
Total liabilities and stockholders' equity                                         $ 84,657           $ 101,422
                                                                           =================== ==================

                                                        See accompanying consolidated notes

                                                          HAGLER BAILLY, INC.
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (in thousands)



                                                                       For the years ended December 31,
                                                                1996                 1997                1998
                                                          ------------------- -------------------  ------------------
Revenues:
   Consulting revenues                                             $142,701         $ 158,863               $173,194
   Other revenues                                                       440             1,752                  4,268
                                                          ------------------- -------------------  ------------------
Total revenues                                                      143,141           160,615                177,462
Cost of revenues                                                    110,500           120,585                126,204
                                                          ------------------- -------------------  ------------------
Gross profit                                                         32,641            40,030                 51,258
Merger related and other nonrecurring costs                               -             1,235                  9,382
Liquidation of assets                                                   662               328                      -
Selling, general and administrative expenses                         26,047            26,868                 25,112
Stock and stock option compensation                                   6,172             9,965                  2,595
                                                          ------------------- -------------------  ------------------
(Loss) income from operations                                          (240)            1,634                 14,169
Other income (expense)
  Interest income                                                       334             1,192                    349
  Interest expense                                                   (1,450)           (1,301)                  (410)
  Other income (expense), net                                           263              (291)                   411
  Minority interest                                                       -                 -                    (81)
                                                          ------------------- -------------------  ------------------
(Loss) income before income tax expense, equity
   investment in joint venture and extraordinary gain                (1,093)            1,234                 14,438
Income tax expense                                                    1,786             5,460                  7,275
                                                          ------------------- -------------------  ------------------
(Loss) income before equity investment in joint venture
   and extraordinary gain                                            (2,879)           (4,226)                 7,163
(Loss) from equity investment in joint venture                            -                 -                   (463)
                                                          ------------------- -------------------  ------------------
(Loss) income before extraordinary gain                              (2,879)           (4,226)                 6,700
Extraordinary gain                                                      145             2,336                      -
                                                          ------------------- -------------------  -----------------
Net (loss) income                                                  $ (2,734)         $ (1,890)              $  6,700
                                                          =================== ===================  ==================
Net income (loss) per share:
   Basic
     Net (loss) income per share before extraordinary gain        $  (0.25)           $  (0.32)             $  0.42
     Net income per share extraordinary gain                      $   0.01            $   0.17                 -
     Net (loss) income  per share                                 $  (0.24)           $  (0.14)             $  0.42
   Diluted
     Net (loss) income per share before extraordinary gain        $  (0.25)           $  (0.32)             $  0.40
     Net income per share extraordinary gain                      $   0.01            $   0.17                 -
     Net (loss) income per share                                  $  (0.24)           $  (0.14)             $  0.40
Weighted average shares outstanding:
   Basic                                                            11,321            13,361               15,992
                                                          =================== ===================  ==================
   Diluted                                                          11,321            13,361               16,772
                                                          =================== ===================  ==================


                                                        See accompanying consolidated notes

                                                          HAGLER BAILLY, INC
                                    CONSOLIDATED STATEMENTS OF STOCK HOLDERS' EQUITY (in thousands)
FS-4
See accompanying notes
                                                                                               Retained       Other         Total
                                                          Shares                  Additional   Earnings  Comprehensive Stockholders'
                                                    Class A     Class B   Amount  Capital      (Deficit)      Income         Equity
                                                    -------     -------   ------  -------      ---------      ------         ------
Balance, December 31, 1995                           10,893         104     $110       $5,829        $(147)     $(552)        $5,240
  Repayments of notes receivable for common stock         -           -        -           97             -          -            97
  Issuance of common stock                            1,483           -       15        1,323             -          -         1,338
  Repurchase of common stock                          (849)           -      (8)        (539)          (24)          -         (571)
  Dividends paid - IGA                                    -           -        -            -         (133)          -         (133)
  Compensatory stock & options                           93        (104)     (1)        6,172             -          -         6,171
  Foreign currency translation                            -           -        -            -             -        549           549
  Net loss                                                -           -        -            -       (2,734)          -       (2,734)
                                               -------------   --------- -------  -----------       -------  ----------      -------
 Comprehensive income                                                                                                        (2,185)
                                                                                                                             -------
Balance, December 31, 1996                           11,620           -      116       12,882       (3,038)        (3)         9,957
  Issuance of common stock - IPO                      2,500           -       25       30,240             -          -        30,265
  Issuance of common stock - other                      995           -       10          698             -          -           708
  Repurchase of common stock                          (126)           -      (1)         (81)             -          -          (82)
  Dividends paid - IGA                                    -           -        -            -         (233)          -         (233)
  Compensatory stock & options                            -           -        -        9,965             -          -         9,965
  Exercise of stock options                             485           -        5          133             -          -           138
  Foreign currency translation                            -           -        -            -             -         21            21
  Net loss                                                -           -        -            -       (1,890)                  (1,890)
                                               ------------    --------- -------  ------------      -------  ----------      -------
 Comprehensive income                                                                                                        (1,869)
                                                                                                                             -------
Balance, December 31, 1997                           15,474           -      155       53,837       (5,161)         18        48,849
  Sale of common stock - Cap Gemini                     471           -        5       11,828             -          -        11,833
  Issue of common stock for purchase of TFC             233           -        2        2,521             -          -         2,523
  Issue of common stock for purchase of Estudio Q        64           -        1        1,599             -          -         1,600
  Compensatory stock & options                            -           -        -        2,595             -          -         2,595
  Issuance of common stock - other                      193           -        2          544             -          -           546
  Purchase of common stock -dissenting shareholder      (51)          -      (1)        (967)             -          -         (968)
  Dividends paid - IGA                                    -           -        -            -         (333)          -         (333)
  Exercise of stock options                              99           -        1          365             -          -           366
  Foreign currency translation                            -           -        -            -             -      (112)         (112)
  Net income                                              -           -        -            -         6,700          -         6,700
                                               ------------    ---------  ------  ------------        ----- -----------        -----
 Comprehensive income                                                                                                          6,588
                                                                                                                               -----
Balance, December 31, 1998                           16,483           -     $165      $72,322        $1,206      $(94)       $73,599
                                                     ======     ========    ====      ========    =========  ==========      =======
See accompanying consolidated notes

                                                          HAGLER BAILLY, INC.
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (in thousands)
FS-24

                                                                                For the years ended December 31,
                                                                           1996                1997                   1998
                                                                  ------------------------------------------------------------

Operating activities
Net (loss) income                                                        $  (2,734)            $(1,890)             $6,700
Adjustments to reconcile net (loss) income  to net cash
   provided by (used in) operating activities
     Depreciation and amortization                                           2,360               2,908               4,320
     Provision for accounts receivable allowance                             2,721               2,395               1,135
     Extraordinary gain                                                       (145)             (2,336)                  -
     Gain on sale of public sector assets                                        -                   -                (282)
     Provision for deferred income taxes                                     1,475                (383)              1,530
     Stock and stock option compensation                                     6,171               9,965               2,595
     Impairment of loan receivable                                               -                   -               1,000
     Minority interest                                                           -                   -                 177
     Asset impairment                                                            -                   -               1,107
     Loss on equity investment in joint venture                                  -                   -                 463
     Liquidation of subsidiary                                                 662                 328                   -
     Changes in operating assets and liabilities:
       Accounts receivable                                                  (3,016)            (18,538)            (10,521)
       Prepaid expenses                                                        (18)               (328)             (1,118)
       Deferred compensation                                                   800               1,050              (3,566)
       Other deferred                                                         (365)                 82                 182
       Other current assets                                                    332              (1,411)              1,553
       Other assets                                                           (328)               (519)                470
       Accounts payable and accrued expenses                                  (302)              1,741                (106)
       Accrued compensation and benefits                                       739                 670              (5,362)
       Income taxes payable                                                     21               1,908                 595
       Billings in excess of cost                                              755                (409)             (1,213)
                                                                  ------------------------------------------------------------
Net cash provided by (used in) operating activities                          9,128              (4,767)               (341)
                                                                  ------------------------------------------------------------
Investing activities
Sale of public sector assets                                                     -                   -               2,855
Amount (due)  paid in connection with liquidation of subsidiary             (2,172)              1,684                   -
Purchase of minority interest in consulting business                             -                (531)                  -
Investment in note receivable                                                    -              (1,000)                  -
(Purchase) sale of investments                                                   -              (6,551)              6,551
Purchase of acquired companies, net of cash received                             -                   -              (3,336)
Expenditures for software development                                            -              (2,512)                  -
Purchase of equity investment in joint venture                                   -                   -                (500)
Acquisition of property and equipment                                       (2,034)             (3,209)             (3,988)
                                                                  ------------------------------------------------------------
Net cash (used in)  provided by   investing activities                      (4,206)            (12,119)              1,582
                                                                  ------------------------------------------------------------
Financing activities
Sale of common stock                                                         1,338              31,111                 912
Sale of common stock - Cap Gemini                                                -                   -              11,833
Repurchase of common stock                                                    (474)                (82)               (968)
Net payments on bank line of credit                                         (1,166)             (2,500)             (1,500)
Dividends paid                                                                (133)               (233)               (333)
Proceeds from long-term financing                                              267                   -                   -
Principal payments on long-term debt                                        (2,846)             (9,368)               (281)
                                                                  ------------------------------------------------------------
Net cash (used in)  provided by financing activities                        (3,014)             18,928               9,663
                                                                  ------------------------------------------------------------
Net increase in cash and cash equivalents                                    1,908               2,042              10,904
Cash and cash equivalents, beginning of year                                 1,311               3,219               5,261
                                                                  ------------------------------------------------------------
Cash and cash equivalents, end of year                                      $3,219              $5,261             $16,165
                                                                  ============================================================

                                                       See accompanying consolidated notes

                               HAGLER BAILLY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands except per share data)


1.    Organization

     Hagler Bailly, Inc. ("Hagler Bailly" or the "Company") is a worldwide provider of management consulting and other advisory services to the private and public sectors. The Company operates in principally one business segment. The Company is headquartered in Arlington, Virginia and has offices in the United States, Asia, Europe, and Latin America.

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

     On July 3, 1997, the Company consummated an initial public offering of 2,500,000 shares at an offering price of $14 per share. The offering netted the Company $30.3 million used to pay off debt then outstanding, fund acquisitions, and provide working capital needs.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      In 1997, the Company acquired a 7.8% minority ownership interest in a consulting business in the United Kingdom for cash of $531. Due to the uncertainty of recovery, the Company has established a valuation allowance for this investment. During 1997 and 1998, the Company provided services to, and purchased consulting services from, this consulting business of $38, $288, $405 and $2, respectively. At December 31, 1997 and 1998, the accounts receivable from this consulting business amounted to $135 and $543, respectively.

Foreign Currency Translation

         The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using exchange rates at the balance sheet dates. Income and expense items are translated at average exchange rates for the respective periods. The effect of translating these amounts at different rates is included as a component of comprehensive income in stockholders' equity. Transaction gains and losses are charged to operations in the period in which they occur. Transaction gain (losses) in 1996, 1997 and 1998, amounted to $240, ($373) and $420, respectively.

Use of Estimates

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes, in particular, estimates of revenues and contract costs used in the earnings recognition process. Actual results could differ from those estimates.

Cash and Cash Equivalents

      Cash equivalents are short-term, highly liquid investments, which have an original maturity when acquired of three months or less. At December 31, 1998, cash equivalents include $6,810 in money market funds.

Marketable Securities

      Marketable securities are classified as available-for-sale and are recorded at fair market value with unrealized gains and losses, net of taxes, reported as a component of comprehensive income in stockholders' equity, if material.

      Realized gains, losses and declines in market value judged to be other than temporary are included in investment income. Interest and dividends are included in investment income (see Note 5).

Property and Equipment

      Property and equipment are recorded at original cost and depreciated using a combination of straight-line and accelerated methods over their estimated useful lives of three to ten years. Leasehold improvements are recorded at cost and amortized over the shorter of their useful lives or the term of the related leases by use of the straight-line method.

Revenue Recognition

      Consulting revenue represents revenue generated by professional staff of the Company, and also includes subcontractor revenue that is principally related to services provided by subcontractors and independent consultants which are billed by the Company to its clients. Other revenue includes those derived from information-based products and services, financial advisory services, and publication services.

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

      Revenue from time and materials contracts is recognized in the period the work is performed. Estimated losses, if any, are provided for at the time such losses become known.

      Revenue from standard daily rate contracts is recognized at amounts represented by the agreed-upon billing amounts and costs are recognized as incurred. Estimated losses, if any, are provided for at the time such losses become known.

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


Fair Value of Financial Instruments

         The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and accrued compensation to approximate the fair value of the respective assets and liabilities at December 31, 1997 and 1998.


Intangibles

      The purchase price of acquisitions is allocated to the assets acquired and the liabilities assumed based upon their fair values as of the acquisition date. The excess of the purchase price over the fair value of assets acquired in the purchase is recorded as intangible assets, including goodwill, and is amortized over 5 to 25 years on a straight-line basis. Intangible assets at December 31, 1997 and 1998 are net of accumulated amortization of $1,753 and $2,441, respectively. Amortization expense for the years ended December 31, 1996, 1997 and 1998, was $683, $736 and $688, respectively.


Statement of Financial Accounting Standards No. 121

      The Company assesses the impairment of long-lived assets including intangible assets in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121"). SFAS 121 requires impairment losses to be recognized for long-lived assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. Intangibles are also evaluated for recoverability by estimating the projected undiscounted cash flows, excluding interest, of the related business activities. The impairment loss of these assets, including goodwill, is measured by comparing the carrying amount of the asset to its fair value with any excess of carrying value over fair value written off. Fair value is based on market prices where available, an estimate of market value, or determined by various valuation techniques including discounted cash flow.

Merger Related and other Nonrecurring Costs

     For the years ended December 31, 1996, 1997, and 1998, merger related and other nonrecurring costs were approximately $0, $1,235 and $9,382, respectively. Cost of effecting mergers and subsequently integrating the operations of the various merged companies are recorded as merger related and other nonrecurring costs when incurred. These costs consist primarily of direct merger costs such as investment banking, legal, accounting and filing fees, as well as related costs incurred to realign corporate, administrative, and personnel functions, implement efficiencies with regard to information systems and offices, change the corporate identity for the acquired companies, and other expenses incurred to integrate operations. Also included were nonrecurring charges including certain asset impairments relating to software development costs and notes receivable, and the disposition of other investment assets as discussed in Note 18.

Reclassification

     Certain amounts in the prior period's financial statements have been reclassified to conform to the 1998 presentation.

New Accounting Pronouncements

     In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" which established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. This statement is effective for fiscal years beginning after December 15, 1997. The Company has adopted the effects of this statement effective January 1, 1998.

     In June 1997, the FASB issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" which established standards for public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments. The financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Operating segments are components of an enterprise about which separate financial information  is  available  that is evaluated  regularly by the chief  operating decision maker in deciding how to allocate resources and in assessing performance. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company operates in principally one business segment and, accordingly, no additional disclosures are necessary to comply with this statement.

     In June 1998, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 standardizes the accounting for derivative instruments by requiring that an entity recognize derivatives as assets or liabilities in the statement of financial position and measure them at fair value. This Statement is effective for all quarters of all fiscal years beginning after June 15, 1999. This Statement is not expected to have an impact on the Company's consolidated financial statements.

3.    Business Combinations and Joint Ventures

     On December 1, 1997, the Company exchanged 409,985 shares of its common stock in exchange for all of the outstanding common stock of Apogee Research Inc. ("Apogee"). The business combination was accounted for as a pooling of interests. Accordingly, the consolidated financial statements include the accounts of the Company, its subsidiaries and Apogee for all periods presented.

     On January 28, 1998, the Company purchased the remaining minority interest of PT Hagler Bailly, a consulting firm located in Jakarta, Indonesia, bringing the Company's ownership to 100 percent. Total consideration of the acquisition was $200 in cash. Accordingly, the consolidated financial statements reflect the results of operations of PT Hagler Bailly since the date of acquisition. As a result of the transaction, the Company recorded intangible assets of approximately $200.

     On February 23, 1998, the Company issued 454,994 shares of its common stock in exchange for all the stock of TB&A Group ("TB&A"). The transaction was accounted for as a pooling of interests. Accordingly, the consolidated financial statements include the accounts of the Company, its subsidiaries and TB&A for all periods presented. TB&A had revenue and net income of $2,491 and $534, respectively, for the period from January 1, 1998, to the date of combination.

     On March 10, 1998, the Company purchased the remaining minority interest of Hagler Bailly Indonesia, Inc., and consolidated the subsidiary with PT Hagler Bailly. Total consideration of the acquisition was $240 in cash. The acquisition was accounted for as a purchase. The consolidated financial statements have reflected the results of operations of Hagler Bailly Indonesia, Inc., since its inception. As a result of the transaction, the Company recorded intangible assets of approximately $240.

     On April 30, 1998, the Company completed the acquisition of Estudio Q Ingenieros Asociados S.R.L., an Argentinean company ("Estudio Q"), whereby Estudio Q became a wholly-owned subsidiary of the Company. Total consideration for the acquisition was approximately $2,400 in the form of $800 cash and an aggregate of 64,306 shares of Hagler Bailly common stock. The acquisition was accounted for using the purchase method. Accordingly, the consolidated financial statements reflect the results of operations of Estudio Q since the date of acquisition. As a result of the transaction, the Company recorded intangible assets of approximately $2,700.

     On June 16, 1998, the Company and Cap Gemini S.A. and its wholly owned subsidiary, Cap Gemini America, Inc., entered into an exclusive joint venture to deliver information technology consulting services and solutions to electric, gas and water utilities, and service providers in the U.S. and Canada. The Company has committed to provide $1,000 cash under the joint venture agreements of which approximately $500 cash and approximately $200 in software development costs were provided during the year ended December 31, 1998. The Company accounts for its investment under the equity method and, accordingly, recognized a loss on equity investment of $463 for the year ended December 31, 1998.

     On June 30, 1998, the Company issued 183,550 shares of its common stock in exchange for all of the stock of Izsak, Grapin et Associes ("IGA"). The transaction was accounted for as a pooling of interests. Accordingly, the consolidated financial statements include the accounts of the Company, its subsidiaries and IGA for all periods presented. IGA had revenue and net income of $2,342 and $333, respectively, for the period from January 1, 1998, to the date of combination.

     On August 28, 1998, the Company issued 6,548,953 shares of its common stock in exchange for all of the stock of Putnam, Hayes & Bartlett, Inc. ("PHB"). The transaction was accounted for as a pooling of interests. Accordingly, the consolidated financial statements include the accounts of the Company, its subsidiaries and PHB for all periods presented. PHB had revenue and net income of $44,903 and $1,869, respectively, for the period from January 1, 1998, to the date of combination.

     On November 17, 1998, the Company completed the acquisition of certain of the assets and the liabilities of The Fieldston Company ("TFC") and the stock of Fieldston Publications, Inc. ("FPI"), which became a wholly-owned subsidiary ("Fieldson") of the Company. Total consideration of the acquisition was approximately $1,300 in cash, 232,558 shares of Hagler Bailly common stock, and a note payable of $1,000. The acquisition was accounted for as a purchase. Accordingly, the consolidated financial statements reflect the results of operations of TFC since the date of acquisition. As a result of the transaction, the Company recorded intangible assets of approximately $4,800.

      Combined and separate results of business combinations accounted for as poolings of interests during the periods preceding the merger were as follows:

                                          Hagler
                                          Bailly       Apogee        TB&A         PHB         IGA       Consolidated
                                       ------------- ------------ ----------- ------------ ---------- -----------------
Year ended December 31, 1996
  Revenues                                $ 61,620        $ 6,324     $ 6,531   $ 67,745      $ 921         $ 143,141
  Net (loss) income                        (3,622)            191         102        303        292           (2,734)
Year ended December 31, 1997
  Revenues                                $ 77,035        $ 8,021    $ 11,043   $ 62,808    $ 1,708         $ 160,615
  Net income (loss)                          4,906            522       2,330    (9,966)        318           (1,890)

      The combined financial results presented above include adjustments to conform accounting policies of the companies.

      Pro forma operating information reflecting the results of business combinations accounted for as purchases as if these companies were acquired on the first date of the respective periods were as follows:


                                      Hagler Bailly (1)  Fieldston    Estudio Q    Adjustments (2)     Consolidated
                                       ---------------- ------------ ------------ ----------------- ------------------
Year ended December 31, 1997
  Revenues                               $ 160,615         $ 4,352        $1,685         $    -          $ 166,652
  Net (loss) income                        (1,890)             451           310          (301)            (1,430)

  Dilutive weighted average shares          13,361                                                          13,658
  Dilutive earnings per share               (0.14)                                                          (0.10)

Year ended December 31, 1998
  Revenues                               $ 174,588         $ 5,562        $2,707         $    -           $182,857
  Net (loss) income                          6,560           1,153           240           (301)             7,652
  Dilutive weighted average shares          16,772                                                          16,987
  Dilutive earnings per share                 0.39                                                            0.45

(1) Hagler  Bailly  balance  excludes 1998 results of purchased  companies.
(2) Amortization of estimated goodwill.

4.    Earnings Per Share

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("Statement No. 128"). Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement No. 128 requirements.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                For the years ended December 31,
                                                              1996              1997              1998
                                                        ---------------- -----------------  ----------------
      Net (loss) income before extraordinary gain           $   (2,879)        $  (4,226)         $   6,700
      Extraordinary gain                                            145             2,336                 -
                                                        ---------------- -----------------  ----------------
      Net (loss) income                                     $   (2,734)        $  (1,890)          $  6,700
                                                        ================ =================  ================
       Weighted average shares of common stock
        outstanding during the period                            11,321            13,361            15,992

      Effect of dilutive securities:
        Stock options                                                 -                 -               780
                                                        ---------------- -----------------  ----------------
      Weighted average shares of common
        stock and dilutive securities                            11,321            13,361            16,772
                                                        ================ =================  ================

      Basic earnings per share
        Net (loss) income before extraordinary gain           $  (0.25)         $  (0.32)          $   0.42
        Extraordinary gain                                    $   0.01          $   0.17           $     -
        Net(loss)income                                       $  (0.24)         $  (0.14)          $   0.42

      Dilutive earnings per share
        Net (loss) income before extraordinary gain           $  (0.25)         $  (0.32)          $   0.40
        Extraordinary gain                                    $   0.01          $   0.17           $     -
        Net (loss) income                                     $  (0.24)         $  (0.14)          $   0.40


5.    Investments

     The composition of available-for-sale investments at December 31, 1997, are as follows:


         Municipal debt security                        $ 1,001
         Mortgage backed debt security                    5,406
         Equity securities                                   51
         Other                                               93
                                                  -------------------

         Total                                          $ 6,551
                                                  ===================

     Interest income on all investments for the years ended December 31, 1996, 1997 and 1998, was approximately $334, $1,192 and $349, respectively.



6.    Accounts Receivable

     As of December 31 the components of accounts receivable are:



                                                     1997               1998
                                                 -------------------------------
         Billed amounts                             $42,911             $38,914
         Unbilled amounts currently billable         12,531              23,305
         Retention not currently billable               288                 761
         Allowance for possible losses              (3,873)             (3,888)
                                                  ------------------------------
         Total                                      $51,857             $59,092
                                                 ===============================


      The activity in the allowance for possible losses for years ended December 31 is as follows:

                                                       1997                 1998
                                                   -----------------------------
         Balance at beginning of year                $2,901               $3,873
         Provision for losses charged to expense      2,395                1,135
         Charge-offs, net of recoveries             (1,423)              (1,120)
                                                   -----------------------------
         Balance at end of year                      $3,873               $3,888
                                                   =============================


     All billed and unbilled receivable amounts are expected to be collected during the next fiscal year. Management has provided an allowance for amounts that it believes are doubtful based on an analysis of estimated ultimate realization. Substantially all the retention relates to contracts for which a final invoice is submitted upon completion of indirect cost audits and contract close-outs; therefore, it is anticipated that the retention amounts will not all be collected within the next fiscal year.



7.    Property and Equipment

         Components of property and equipment at December 31 are as follows:



                                                      1997             1998
                                                  ------------------------------
        Office equipment and furniture               $14,212          $17,100
        Leasehold improvements                         2,364            3,189
                                                  ------------------------------
                                                      16,576           20,289
        Accumulated depreciation and amortization    (11,063)         (13,826)
                                                   -----------------------------
                                                      $5,513           $6,463
                                                   =============================


     Depreciation and amortization expense on property and equipment for the years ended December 31, 1996, 1997 and 1998, was approximately $1,677, $2,123 and $3,121, respectively. Costs of repairs and maintenance of property and equipment are charged to expense as incurred.

8.    Software Development Costs

     At December 31, 1997 and 1998, the Company had $2,463 and $898 of capitalized software development costs net of $49 and $560 of accumulated amortization, respectively. Amortization expense for the years ended December 31, 1996, 1997 and 1998 was approximately $0, $49 and $511, respectively. The Company accounts for these software development costs in accordance with FASB 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed".

     Capitalized software development costs are amortized on a product by product basis starting when the product is available for general release to customers. Amortization is calculated using the straight-line method over the remaining estimated economic life of the product. The Company periodically evaluates the net realizable value of all unamortized capitalized costs. During 1998, management determined that certain software development costs were fully impaired due to the duplication of technologies resulting from the Company's 1998 mergers and the Cap Gemini Hagler Bailly L.L.C. joint venture. As a result of such impairment, the Company expensed approximately $1,107 as merger related and other nonrecurring costs (see Note 18).

9.    Note Receivable

      During 1997, the Company entered into a bridge loan agreement for $1,000 with another company. The loan was due in six equal installments beginning June 1, 1998. The loan accrued interest at 15% and was secured by all of the assets of the borrower. The loan agreement allowed the Company to purchase an ownership interest of this company as defined in the loan agreement.

     During 1998, the borrower defaulted on its obligation under the note receivable. Management has determined that the loan is uncollectable and has written off the entire amount of the original loan as other nonrecurring costs (see Note 18).

10.   Bank Line of Credit

      At December 31, 1997, the Company had a line of credit arrangement with a bank which provided funds up to $15,000 subject to sufficient collateral. The line was secured primarily by the Company's accounts receivable and contract rights. Under the terms of the line of credit, interest was payable monthly at the bank's prime rate with an annual fee equal to 1/4 of 1% of the unused portion of the available line of credit. The line of credit agreement contained certain covenants which, among other things, restricted future borrowings and required the Company to maintain certain financial ratios. At December 31, 1997, the Company had available borrowing capacity of $15,000 under the line of credit.

     At December 31, 1997, PHB had a line of credit arrangement with a bank which enabled PHB to borrow up to $4,000 subject to certain restrictions which limited the borrowing base as defined in the respective lending agreement. Interest was payable at the bank's base rate or the Federal Funds effective rate plus 0.5%, and required a commitment fee of 0.5% on the average daily amount of the unborrowed portion of the commitment, payable quarterly in arrears. At December 31, 1997, PHB had available borrowing capacity of $2,500 under the line of credit.

     On November 20, 1998, the Company entered into a new line of credit arrangement with a bank enabling the Company to borrow up to $50,000 subject to certain restrictions. The Company paid all outstanding balances on its previous lines of credit, which were terminated upon commencement of the new agreement. Under the terms of the new agreement, interest is payable at the greater of the bank's base rate or the Federal Funds effective rate plus 0.5%, or the applicable London Inter-Bank Offered Rate ("LIBOR") plus an additional percentage ranging from 0.8% to 1.75% depending on certain financial ratios. The agreement also requires a commitment fee of 0.19% plus an additional percentage ranging from 0.01% to 0.06% depending on certain financial ratios, based on the average daily amount of the unborrowed portion of the commitment, payable quarterly in arrears. The line of credit matures on November 20, 2001. The line of credit agreement contains certain covenants, which among other things restrict future borrowings and require the Company to maintain certain financial ratios. On December 31, 1998, the Company had available borrowing capacity of $50,000 under the line of credit.



11.    Notes Payable

      During 1997, the Company renegotiated the terms of a note payable to a financial institution resulting in an extraordinary gain. As a result of the 1997 renegotiation, the Company paid the financial institution $360 in cash and entered into a new note payable of $180, which was outstanding at December 31, 1997. The $180 note was paid in full in December 1998.

     At December 31, 1997, TB&A had notes payable to related parties, primarily employees and directors, of $620. These notes were paid in full in October 1998.

     At December 31, 1997, PHB had notes payable to former employees of $431. These notes were paid in full in October 1998.

     The Company has a note payable, related to an acquisition of certain of the assets and liabilities of The Fieldston Company, in the amount of $1,000. The payments are due in three annual installments beginning in November 1999, and the note accrues interest equal to the three month LIBOR rate plus 1.5%.

     For the years ended December 31, 1996 and 1997, the Company settled several notes payable with favorable terms to the Company, resulting in extraordinary gains of approximately $145 and $2,336, respectively.

     The Company incurred interest under all indebtedness of $1,450, $1,301 and $410 for the years ended December 31, 1996, 1997, and 1998, respectively.




12.      Income Taxes

     Prior to the IPO of the Company's common stock in 1997 the Company had historically filed its consolidated federal income tax return on the cash basis, whereby for tax purposes, revenue was recognized when received and expenses were recognized when paid. In addition, prior to its merger with the Company, PHB had also filed its consolidated federal income tax return on the cash basis. Under this basis, the timing of certain transactions, primarily the collections of accounts receivable and the payments of accounts payable and accrued expenses were applied to different periods for financial statement and income tax reporting purposes. Deferred federal and state income taxes were provided for these temporary differences. Upon consummation of the IPO of the Company's Common Stock during 1997, the Company was required to change to the accrual method for income tax reporting.

     Components of income tax expense consisted of the following:

                              For the years ended December 31,

                          1996              1997             1998
                      --------------    -------------    -------------
    Current:
       Federal           $120             $4,483           $4,113
       State               30              1,098              726
       Foreign            161                215              879
                      --------------    -------------    -------------
                          311              5,796            5,718

    Deferred            1,475              (336)            1,557
                      --------------    -------------    -------------
   Income tax expense  $1,786             $5,460           $7,275
                      ==============    =============    =============


      The Company paid income taxes of $248, $3,117 and $4,995 during 1996, 1997 and 1998, respectively.



      Income tax expense varies from the amount computed using statutory rates as follows:

                                                                      For the years ended December 31,

                                                                   1996                1997                1998
                                                              ----------------    ----------------    ----------------

    Tax computed at the Federal statutory rate                         $(355)               $428              $4,909
    State income taxes, net of Federal income tax benefit                210                  35                 722
    Non-deductible charge for stock option compensation                1,661               4,000               1,012
    Other allowances                                                       -                 754                   -
    Non-deductible charge for merger related costs                         -                   -                 876
    Other                                                                270                 243                (244)
                                                              ----------------    ----------------    ----------------
    Income tax expense                                                $1,786              $5,460              $7,275
                                                              ================    ================    ================


      The components of temporary differences are as follows:

                                                                                  December 31,
                                                                            1997               1998
                                                                      -----------------    ------------------

   Current deferred tax assets (liabilities):
         Billings in excess of cost                                        $  342               $    -
         Accounts receivable                                               (1,421)              (2,116)
         Valuation allowances                                                (218)                   -
         Other                                                                (92)                 216
                                                                    -----------------    ------------------
      Total current deferred tax assets (liabilities)                      (1,389)              (1,900)
      Non-current deferred tax assets (liabilities):
         Merger related costs                                                   -                  448
         Provisions for losses                                                359                  954
         Accrued compensation and benefits                                  1,226                1,427
         Deferred compensation                                                  -                1,237
         Other deferred                                                       468                  454
         Property, equipment and leasehold improvements                       367                  555
         Net operating loss carry forwards                                    131                   20
         Cash to accrual adjustment                                        (2,420)              (5,941)
         Other                                                                (12)                 (81)
                                                                     -----------------    ------------------
      Total non-current deferred tax assets (liabilities)                     119                 (927)
                                                                    -----------------    ------------------
      Net deferred tax assets (liabilities)                              $ (1,270)             $(2,827)
                                                                    =================    ==================

13.   Stockholders' Equity

      The Company in May 1995 issued 6,915,067 shares of $.01 par value Class A common stock and 2,074,521 shares of $.01 par value Class B common stock. Pursuant to a stockholders' agreement, all of the Company's common stock and options had certain restrictions on ownership and were subject to a repurchase provision. Class B shares were not eligible for dividends and had no voting privileges.

      Under the Company's Employee Incentive and Non-Qualified Stock Option and Restricted Stock Plan (the "Stock Option Plan"), the Company may grant qualified and non-qualified stock options to employees, consultants and non-employee members of the board of directors to purchase common stock. Prior to December 31, 1996, the Company's Stock Option Plan was a formula based plan and was authorized to grant options to purchase Class A and B shares. The exercise price of options granted were based upon the book value per share at May 26, 1995, adjusted for accretion of formula value during any interim period up to the grant date. Under the Stock Option Plan, options to purchase Class B shares granted did not accrue value to the option holder until date of exercise. Options to purchase Class A shares accrued value to the option holder from the date of grant.

     The issuance of common stock and repurchase of common stock for the years ended December 31, 1996, 1997 and 1998 is primarily the result of equity transactions at PHB and TB&A. These transactions were made under established Company plans and in a manner consistent with historic patterns of stock issuance or repurchase.

      Effective at December 31, 1996, the Company (a) adopted an amendment to its Stock Option Plan which changed the exercise price of future options to be granted thereunder to the fair value of the underlying common stock; and (b) in connection with a reclassification of its common stock amended all outstanding options to purchase 971,963 Class B shares vesting on January 1, 1997 to substitute 0.9 of a Class A share for each Class B share underlying such options. In addition, a remaining total of 971,963 options to purchase Class B shares vesting on January 1, 1998 were canceled. As a result, the Company recorded a non-recurring, non-cash charge to operations of $6,172 of which
$4,618 was for options to purchase common stock and $1,554 was for 394,160 shares of common stock sold to employees during 1996. These charges represent the aggregate difference between the exercise price of such outstanding options or the issuance price of common stock sold to employees during 1996, as the case may be, and the appraised market value of the underlying common stock at December 31, 1996.

      In connection with the merger with the Company, PHB recognized non-cash, non-tax deductible compensation charges as of December 31, 1997 and 1998, of $9,885 and $2,595, respectively. These amounts reflect the difference between the fair value and the book value of shares of common stock issuable within one year of the mergers' close.

      Options granted after 1996 vest over periods ranging from immediately to three years and are exercisable for five years. Options issued prior to 1996 generally vest 50% after eighteen months and fully after an additional year. Once vested, the options are exercisable for ten years.

      In August of 1998, the Company's shareholders approved an amendment to the Stock Option Plan that increased the total number of shares of common stock reserved for issuance from 3,200,000 to 5,000,000. At December 31, 1998, 2,350,542 shares of common stock were available for grant under the Stock Option Plan.

      Pro forma information regarding net income (loss) and per share data is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method therein. The fair value for options granted from May 25, 1997 to July 9, 1997 was estimated at the date of grant using a minimal valuation method with the following weighted-average assumptions, risk free interest rate of 5.25%, no expected dividends and an average expected life of the options of 4 years.

      For all options issued subsequent to July 9, 1997, in accordance with SFAS 123, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1998: risk-free interest rate of 5.25%; no dividends; a volatility factor of the expected market price of the Company's common stock of .40 and a weighted-average expected life of the options of approximately 5 years in 1997 and 4 years in 1998.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      For purposes of the pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period.

      The Company's pro forma information follows:

                                                               For the years ended December 31,
                                                    1996                     1997                     1998
                                            ---------------------    ---------------------    ---------------------
      Net (loss) income                          $     (2,734)              $ (1,890)                  $ 6,700
      FAS 123 expense                                      37                     217                    1,045
                                            ---------------------    ---------------------    ---------------------
      Pro forma net (loss) income                $     (2,771)              $ (2,107)                  $ 5,655
                                            =====================    =====================    =====================
      Pro forma (loss) earnings per share:
             Basic                                  $  (0.24)               $  (0.16)                  $  0.35
             Diluted                                $  (0.24)               $  (0.16)                  $  0.34



      The following summarizes option activity:

                                                                Class              Class           Weighted Average
                                                              A Options          B Options          Exercise Price
                                                             ---------------    ---------------    --------------------
    Outstanding at December 31, 1995                                   -          1,970,798                   $0.16

    1996
    Granted                                                       62,236                  -                    1.06
    Canceled                                                           -           (971,963)                   0.16
    Forfeited                                                          -            (26,872)                   0.16
    Substituted                                                  874,707           (971,963)                   0.16
                                                             ---------------    ---------------
    Outstanding at December 31, 1996                             936,943                  -                    0.22

    1997
    Granted                                                      677,135                                       8.34
    Exercised                                                   (484,701)                                      0.20
    Canceled                                                     (15,000)                                     10.00
                                                            ---------------
    Outstanding at December 31, 1997                           1,114,377                                       5.21

    1998
    Granted                                                    1,149,760                                      20.32
    Exercised                                                    (99,380)                                      3.49
    Canceled                                                    (126,046)                                     12.60
                                                            ---------------
    Outstanding at December 31, 1998                           2,038,711                                      13.44
                                                            ===============

    Exercisable at December 31, 1998                             529,956                                      $3.04
                                                            ===============


     The grant date weighted average fair value of options granted in 1996, 1997, and 1998 was $0.74, $1.98 and $20.32, respectively.

     At December 31, 1998, the price range of options outstanding are as follows:

                                                                                 Weighted
                                                                                  Average
                                                            Options            Exercise Price     Average Remaining
                                                          Outstanding            Per Share         Contractual Life
                                                       ------------------- -- --------------- -- --------------------
     Less than $0.99                                            370,473             $ 0.17             6.38
     $1.00 - $9.99                                              427,285               6.21             7.16
     $10.00 - $19.99                                            468,774              16.19             9.62
     $20.00 - $29.99                                            763,179              22.04             9.39
     $30.00 & Over                                                9,000              30.00             9.37
                                                       -------------------
         Total                                                 2,038,711             13.44             8.43
                                                       ===================

14.      Operating Leases

      The Company leases office space and equipment located throughout the United States and worldwide. Substantially all office space leases provide for the Company to pay a pro rata share of annual increases above a stated base amount of the landlords' related real estate taxes and operating expenses. Management expects that in the normal course of business, operating leases will be renewed or replaced by other operating leases.

     The following is a schedule of the annual minimum rental payments required under the operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 1998:

            Years ended December 31,
                       1999                             $     8,131
                       2000                                   8,088
                       2001                                   8,130
                       2002                                   6,017
                       2003                                   4,469
                Thereafter                                   20,661
                                                      -----------------
                Total minimum rental payments           $   55,496
                                                      =================


     Total rental expense for the years ended December 31, 1996, 1997 and 1998, was approximately $7,672, $7,468 and $8,451, respectively.

15.      Retirement Plan

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

     PHB sponsors two defined contribution plans for its employees: the PHB Profit Sharing Plan and the PHB 401(k) plan. The plans cover all employees of PHB who meet the eligibility requirements. The Profit Sharing Plan permits only employer discretionary profit sharing contributions. Eligible participants of the 401(k) savings plan may contribute up to 15% of their qualified compensation annually, subject to federal limitations.

     The Company is currently evaluating the current retirement plans mentioned above as well as those plans under its other subsidiaries in order to combine those of the merged subsidiaries with their own. The Company's expenses related to its discretionary matching and other contributions under all plans for 1996, 1997 and 1998 were approximately $2,612, $2,628 and $925, respectively.

16.   Divestitures / Sale of Assets

     On December 23, 1996, the Company caused Putnam, Hayes & Bartlett Limited ("PHB Ltd"), the Company's U.K. subsidiary, to cease operations and appointed a liquidator to wind up PHB Ltd's affairs. The operating results of PHB Ltd have been included in the Company's consolidated statements of operations until the liquidation date. The Company recognized the net amount due as of December 31, 1996, in connection with the liquidation of PHB Ltd as a current asset of $2,172. This amount represented management's estimate of the net proceeds ultimately expected to be recovered upon collection of accounts receivable from clients and payments of obligations to creditors. As of December 31, 1997, the Company estimated that $328 of the $2,172 was not collectable. Of the Company's loss of $663 recognized in 1996 in connection with the liquidation of PHB Ltd, $549 represented cumulative foreign currency transaction losses which had previously been recorded as a separate component of the Company's stockholders' equity.

     On September 30, 1998, the Company sold certain assets of a portion of its public sector consulting practice due to conflicts of interest resulting from the Company's business combinations (see Note 3). As a result of the transaction, the Company sold assets for approximately $2,855 resulting in a gain of approximately $282 which was included in other income.

     In December 1998, the Company made the decision to cease operations in its financial advisory services business, HB Capital, Inc., resulting in expenses of approximately $1.8 million (see Note 18).

17.      Commitments and Contingencies

Cost Subject to Audit

      Under its United States government contracts, the Company is subject to audit by the Defense Contract Audit Agency, whose audits could result in adjustments of amounts previously billed. Management believes that the results of such audits will not have a material adverse effect on the Company's financial position or results of operations.


Financial Instruments and Risk Management

      The Company operates around the world principally in United States currency. The Company may reduce any periodic exposures to fluctuations in foreign exchange rates by creating offsetting ("hedge") positions through the use of derivative financial instruments. The Company currently does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leverage derivatives. The Company regularly monitors any foreign currency exposures and ensures that hedge contract amounts do not exceed the amounts of the underlying exposures. The Company had no open hedge positions at December 31, 1997 or 1998.

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

     At December 31, 1997 and 1998, cash of approximately $2,502 and $4,087, respectively, was located in foreign bank accounts.


Major Customers

      At December 31, 1997 and 1998, included in accounts receivable was $9,143 and $12,017, respectively, due from agencies of the United States government. Credit risk with respect to the remaining trade accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across different industries and countries. The Company performs ongoing credit evaluations of its customers' financial condition.

      The Company generates revenues from contracts with government agencies and private companies within the United States and worldwide. During 1996, 1997 and 1998, the Company recognized approximately $25,997, $31,792 and $38,501, respectively, of its revenue from the United States Agency for International Development ("USAID"), a U.S. government agency. Revenues earned from foreign customers, both commercial and governmental, were approximately $10,479, 14,031 and $19,232 for the years ended December 31 1996, 1997 and 1998, respectively.

18.    Merger Related and Other Nonrecurring Costs

      Merger related and other nonrecurring costs were recorded in connection with the business combinations described in Note 2, and impairments resulting from the Company's evaluation of certain assets. The following represents a detail of merger related and other nonrecurring costs:


                                                                           For the years ended December 31,
                                                                                1997              1998
                                                                          --------------    ----------------
       Merger related costs                                                     $ 1,235              $ 6,495

       Impairment of software development costs                                       -                1,107

       Impairment of investments and related infrastructure
       related to termination of financial advisory services
       operations
                                                                                      -                1,780
                                                                         ---------------    -----------------
       Total                                                                    $ 1,235              $ 9,382
                                                                         ===============    =================


     Merger related costs consist primarily of direct costs such as investment banking, legal, accounting, and filing fees as well as consolidation costs from the closing of duplicate locations, realigning regional and corporate functions, and reducing personnel. At December 31, 1998, the accompanying consolidated balance sheet includes accrued merger related costs of $546, classified as accrued expenses, consisting of involuntary employee termination costs of $171 and facility related expenses of $375.

      Certain software development costs were impaired due to the duplication of technologies resulting from the Company's business combinations and its joint venture with Cap Gemini. Management determined that as a result of these transactions certain capitalized software balances would not generate future cash flows. Consequently, management determined that the value of the related assets had been impaired and has recorded a write off of approximately $1,107.

     During the fourth quarter of 1998, management determined that certain investments held by the Company and the related infrastructure which managed such investments, were impaired. Accordingly, management decided to cease operations of its financial advisory services operations and determined that certain investments were fully impaired and recognized a loss of $1,780, which included the write off of a $1,000 note receivable (see Note 9). At December 31, 1998, the balance sheet included costs of $616 classified as accrued expenses, consisting of legal expenses of $140, involuntary employee termination costs of $170, lease termination and other facility costs of $200, and other general accrued expenses of $106.




19.   Subsequent Events

On February 8, 1999, the Company acquired all of the outstanding stock of Lacuna Consulting Limited, a United Kingdom corporation, in exchange for 65,000 shares of the Company's common stock. The acquisition was accounted for using the purchase method.

                                                              SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 30, 1999                    By:/s/ Henri-Claude A. Bailly
                                ------------------------------------------------
                                          Henri-Claude A. Bailly
                                          President and Chief Executive Officer

Dated: March 30, 1999                    By:/s/ Glenn J. Dozier
                                ------------------------------------------------
                                          Glenn J. Dozier
                                          Senior Vice President, Chief Financial
                                          Officer, Treasurer and Secretary

Dated: March 30, 1999                    By:/s/  Howard W. Pifer, III
                             ---------------------------------------------------
                                          Howard W. Pifer, III
                                          Chairman of the Board

Dated: March 30, 1999                    By:/s/ Jasjeet S. Cheema
                             ---------------------------------------------------
                                          Jasjeet S. Cheema
                                          Director
Dated: March 30, 1999                    By:/s/  William E. Dickenson
                             ---------------------------------------------------
                                          William E. Dickenson
                                          Director

Dated: March 30, 1999                    By:/s/  R. Gene Brown
                             ---------------------------------------------------
                                          R. Gene Brown
                                          Director

Dated: March 30, 1999                    By:/s/ Robert W. Fri
                             ---------------------------------------------------
                                          Robert W. Fri
                                          Director

Dated: March 30, 1999                    By:/s/ Richard H. O'Toole
                             ---------------------------------------------------
                                          Richard H. O'Toole
                                          Director

Dated: March 30, 1999                    By:/s/ Fred M. Schriever
                             ---------------------------------------------------
                                          Fred M. Schriever
                                          Director

Dated: March 30, 1999                    By:/s/ Alain M. Streicher
                             ---------------------------------------------------
                                          Alain M. Streicher
                                          Director

                                  EXHIBIT INDEX

     Exhibit

                                 No. Description

          2 Sale Agreement between RCG International, Inc., and Hagler Bailly Consulting, Inc. (1)
          2.1 Agreement and Plan of Merger by and among Hagler Bailly, Inc., PHB Acquisition Corp. and Putnam, Hayes and Bartlett, Inc., dated as of June 11, 1998. (5)

          3.1  By-Laws of the Company, as amended. (6)

          3.2  Amended Restated Certificate of Incorporation of the Company. (7)
          4    Specimen Stock Certificates. (1)

          4.1 Registration Rights Agreement dated November 18, 1997 by and between Hagler Bailly, Inc. and Richard R. Mudge, acting as Stockholders' Representation. (3)

          4.2 Form of Escrow Agreement by and among the Company, PHB Acquisition Corp., William E. Dickenson as Stockholders' Representative and State Street Bank and Trust Company, as Escrow Agent. (5)

          4.3 Registration Rights Agreement dated February 23, 1998 by and between Hagler Bailly, Inc. and Michael J. Beck, acting as Stockholders' Representative.

          4.4 Registration Rights Agreement dated November 17, 1998 by and between Hagler Bailly, Inc. and the stockholders of Fieldston Publications, Inc. and The Fieldston Company.

          10.2 Form of Non-Compete, Confidentiality and Registration Rights Agreement between the Company and each stockholder. (1)

          10.3 Lease by and between Wilson Boulevard Venture and RCG/Hagler Bailly, Inc. dated October 25, 1991. (1)

          10.4 First Amendment to Lease by and between Wilson Boulevard Venture and RCG/Hagler Bailly, Inc., dated February 26, 1993. (1)

          10.5 Second Amendment to Lease by and between Wilson Boulevard Venture and RCG/Hagler Bailly, Inc., dated December 12, 1994. (1)

          10.6 Lease by and between Bresta Futura V.B.V. and Hagler Bailly Consulting, Inc. dated May 8, 1996. (1)

          10.7 Lease by and between L.C. Fulenwider, Inc., and RCG/Hagler Bailly, Inc. dated December 14, 1994. (1)

          10.8 Lease by and between University of Research Park Facilities Corp. and RCG/Hagler Bailly, Inc., dated April 1, 1995. (1)

          10.9 Credit Agreement by and between Hagler Bailly Consulting, Inc. and State Street Bank and Trust Company, dated May 17, 1995. (1)

          10.10Amendment  to  Credit  Agreement  by and  between  Hagler  Bailly
               Consulting, Inc. and State Street Bank and Trust Company, dated as of June 20, 1996. (1)

          10.11Extension  Agreement  by and between  Hagler  Bailly  Consulting,
               Inc. and State Street Bank and Trust Company, dated as of August 1, 1996. (1)
          10.12Amendment  to  Credit  Agreement  by and  between  Hagler  Bailly
               Consulting, Inc. and State Street Bank and Trust Company, dated as of November 12, 1996. (1)

          10.13Term Note by and between  Hagler  Bailly  Consulting,  Inc.,  and
               State Street Bank and Trust Company, dated May 26, 1995. (1)

          10.14Revolving  Credit Note by and between  Hagler Bailly  Consulting,
               Inc. and State Street Bank and Trust  Company dated May 26, 1995.
               (1)

          10.15Amendment  to  Credit  Agreement  by and  between  Hagler  Bailly
               Consulting, Inc., and State Street Bank and Trust Company, dated as of June 12, 1997. (1)

          10.16Credit  Agreement by and among Hagler  Bailly  Consulting,  Inc.,
               Hagler Bailly Services, Inc. and State Street Bank and Trust Company, dated as of September 30, 1997. (2)

          10.17Promissory  Note by Hagler  Bailly  Consulting,  Inc.  and Hagler
               Bailly Services, Inc. to State Street Bank and Trust Company, dated September 30, 1997. (2)

          10.18Security Agreement by and between Hagler Bailly Consulting,  Inc.
               and State Street Bank and Trust Company, dated as of September 30, 1997. (2)

          10.19Security  Agreement by and between Hagler Bailly  Services,  Inc.
               and State Street Bank and Trust Company, dated as of September 30, 1997. (2)

          10.20Guaranties by Hagler Bailly,  Inc. to State Street Bank and Trust
               Company, dated September 30, 1997. (2)

          10.21Guaranties  by HB Capital,  Inc.  to State  Street Bank and Trust
               Company, dated September 30, 1997. (2)

          10.22Subordination Agreement and Negative Pledge/Sale Agreement by and between Hagler Bailly, Inc. and State Street Bank and Trust Company for Hagler Bailly Consulting, Inc., dated September 30, 1997. (2)

          10.23Subordination Agreement and Negative Pledge/Sale Agreement by and between Hagler Bailly, Inc. and State Street Bank and Trust Company for Hagler Bailly Services, Inc., dated September 30, 1997. (2)

          10.24Guaranty of  Monetary  Obligations  to Bresta  Futura  V.B.V.  by
               Hagler Bailly, Inc., dated July 23, 1997. (2)
          10.25Amendment  to  Credit  Agreement  by and  between  Hagler  Bailly
               Consulting, Inc. and State Street Bank and Trust
                     Company dated May 18, 1998. (6)

          10.26Sublease Agreement by and between Coopers and Lybrand L.L.P. and Hagler Bailly, Inc. dated December 5, 1997. (6)

          10.27Employment  Agreement  between the Company  and  Henri-Claude  A.
               Bailly, dated June 10, 1998. (7)

          10.28Employment   Agreement   between   the  Company  and  William  E.
               Dickenson, dated June 10, 1998. (7)

          10.29Employment  Agreement  between  the  Company  and Howard W. Pifer
               III, dated June 10, 1998. (7)

          10.30Hagler Bailly,  Inc. Amended and Restated Employee  Incentive and
               Non-Qualified Stock Option and Restricted Stock
                      Plan. (7)

          10.31Credit  Agreement  by and between  Hagler  Bailly,  Inc.  and The
               Lenders From Time to Time a Party thereto, as Lenders and NationsBank, N.A., dated November 20, 1998.

          10.32Revolving   Note  by  and  between   Hagler   Bailly,   Inc.  and
               NationsBank, N.A., dated November 20, 1998.

          10.33Swing  Line  Note  by  and  between  Hagler   Bailly,   Inc.  and
               NationsBank, N.A., dated November 20, 1998.

          10.34Subsidiary  Guarantee by and among Hagler Bailly Services,  Inc.,
               Hagler Bailly Consulting, Inc., HB Capital, Inc., Putnam, Hayes & Bartlett, Inc., TB&A Group, Inc., Theodore Barry & Associates, Private Label Energy Services, Inc., Fieldston Publications, Inc. and NationsBank, N.A., dated November 20, 1998.

          10.35Form of Security Agreement by and between Hagler Bailly, Inc. and
               NationsBank, N.A., dated November 20, 1998.

          10.36Security Agreement by and between Hagler Bailly Consulting,  Inc.
               and NationsBank, N.A., dated November 20, 1998.

          10.37Security  Agreement by and between Hagler Bailly  Services,  Inc.
               and NationsBank, N.A., dated November 20, 1998.

          10.38Security   Agreement   by  and  between  HB  Capital,   Inc.  and
               NationsBank, N.A., dated November 20, 1998.

          10.39Security Agreement by and between Putnam, Hayes & Bartlett,  Inc.
               and NationsBank, N.A., dated November 20, 1998.

          10.40Security   Agreement  by  and  between   TB&A  Group,   Inc.  and
               NationsBank, N.A., dated November 20, 1998.

          10.41Security Agreement by and between Theodore Barry & Associates and
               NationsBank, N.A., dated November 20, 1998.

          10.42Security  Agreement  by and between PHB Hagler  Bailly,  Inc. and
               NationsBank, N.A., dated February 22, 1999.

          10.43Security  Agreement by and between Private Label Energy Services,
               Inc. and NationsBank, N.A., dated November 20,
                      1998.

          10.44Security  Agreement by and between Fieldston  Publications,  Inc.
               and NationsBank, N.A., dated November 20, 1998.

          10.45Lease by and between One Memorial Drive Limited  Partnership  and
               Putnam, Hayes & Bartlett, Inc. dated January 1,
                      1998.

          10.46Lease by and between George H. Beuchert,  Jr., Trustee, Thomas J.
               Egan, Trustee, Oliver T. Carr, Jr., Trustee, William Joseph H. Smith, Trustee, and the Kiplinger Washington Editors, Inc., Trustee, acting collectively as trustee on behalf of the beneficial owner, The Greystone Square 127 Associates, and Putnam, Hayes & Bartlett, Inc. dated March 31, 1997.

          10.47First  Amendment  to Lease by and  between  Greystone  Square 127
               Limited Liability Company, as successor in interest collectively to The Greystone Square 127 Associates, and George H. Beuchert, Jr., Trustee, and The Kiplinger Washington Editors, Inc., Trustee, the owners of record who held legal title to the
               Building as trustees on behalf of the Greystone Square 127 Associates, the former beneficial owners of the Building, and Putnam, Hayes & Bartlett, Inc. dated February 10, 1998.

          21   Subsidiaries

          23.1 Consent of Option Plan Amendments by Ernst & Young LLP, independent auditors

          24   Powers of Attorney (included on Signature Pages) (1)

          27.1 Financial Data Schedule - December 31, 1998

          27.2 Restated Financial Data Schedule - December 31, 1997


-------------------------------------------------------------------------------

          (1) Included in the Company's Registration Statement on Form S-1 (No. 333-22207) and incorporated herein by reference thereto.
          (2) Included in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference thereto.
          (3) Included in the Company's Current Report on Form 8-K filed on December 16, 1997 and incorporated herein by reference thereto.
          (4) Included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference thereto.
          (5) Included in the Company's Proxy Statement for Special Meeting of Stockholders dated July 24, 1998 on Form DEF 14A and incorporated herein by reference thereto.
          (6) Included in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference thereto.
          (7) Included in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference thereto.