Form 10-Q
period 1999-03-31
HAGLER BAILLY INC
filed 1999-05-14
CIK 1033693

================================================================================

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 {x}

For the quarterly period ended March 31, 1999

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 { }

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. {x}Yes { }No

As of April 19, 1999, the Registrant had 16,523,966 shares of its common stock outstanding.

                                        i
                                TABLE OF CONTENTS


                                     PART I


ITEM 1.  FINANCIAL STATEMENTS..................................................1

CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31,
1998...........................................................................1
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE  MONTHS ENDED MARCH 31,
1999 AND 1998 (UNAUDITED)......................................................2
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE  MONTHS ENDED MARCH 31,
1999 AND 1998 (UNAUDITED)......................................................3
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.....................................4


iTEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................................6



                                     PART II

ITEM 1.  LEGAL PROCEEDINGS....................................................14


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS............................14


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................15


SIGNATURES....................................................................19

                                     PART I

Item 1.  Financial Statements

                               Hagler Bailly, Inc.
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                                        March 31,          December 31,
                                                                                           1999                1998
                                                                                    ------------------- -------------------
                                                                                       (unaudited)
Assets
Current assets:
       Cash & cash equivalents                                                             $    12,334         $    16,165
       Accounts receivable, net of allowance of $3,839 and $3,888
            in 1999 and 1998, respectively                                                      60,189              59,092
       Note receivable                                                                               -                 382
       Prepaid expenses                                                                          3,132               2,620
       Other current assets                                                                        392                 304
                                                                                    ------------------- -------------------
Total current assets                                                                            76,047              78,563
Property and equipment,net                                                                       6,842               6,463
Software development costs, net                                                                    720                 898
Intangible assets, net                                                                          15,268              14,208
Other assets                                                                                     1,209               1,290
                                                                                    =================== ===================
Total assets                                                                                $  100,086          $  101,422
                                                                                    =================== ===================
Liabilities and stockholders' equity
Current liabilities:
       Accounts payable and accrued expenses                                                 $   8,922           $   8,476
       Accrued compensation and benefits                                                         8,566               8,713
       Billings in excess of cost                                                                2,064               2,288
       Current portion of long-term debt                                                           333                 345
       Income taxes payable                                                                        794               2,547
       Deferred income taxes                                                                     1,900               1,900
                                                                                    ------------------- -------------------
Total current liabilities                                                                       22,579              24,269
Long-term debt, net of current portion                                                             670                 681
Minority interest                                                                                  223                 177
Deferred income taxes                                                                              927                 927
Other deferred                                                                                   1,790               1,769
                                                                                    ------------------- -------------------
Total liabilities                                                                               26,189              27,823
Stockholders' equity:
       Common stock,  $0.01 par  value,  50,000  shares  authorized;  16,636 and
           16,483 issued and outstanding at March 31, 1999 and
           December 31, 1998, respectively                                                         166                 165
       Additional capital                                                                       71,486              72,322
       Retained earnings                                                                         2,387               1,206
       Foreign currency translation                                                              (142)                (94)
                                                                                    ------------------- -------------------
Total stockholders' equity                                                                      73,897              73,599
                                                                                    =================== ===================
Total liabilities and stockholders' equity                                                   $ 100,086           $ 101,422
                                                                                    =================== ===================
See accompanying notes.


                               Hagler Bailly, Inc.
                      Consolidated Statements of Operations
                      (in thousands except per share data)
                                   (Unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                               1999               1998
                                                         -----------------  -----------------
Revenues:
  Consulting revenues                                           $  39,687         $   37,931
  Other revenues                                                      543              1,315
                                                         -----------------  -----------------
Total revenues                                                     40,230             39,246
Cost of services                                                   30,623             28,768
                                                         -----------------  -----------------
Gross profit                                                        9,607             10,478

Merger related and other non-recurring costs                            -                367
Selling, general and administrative expenses                        7,583              4,884

Stock and stock option compensation                                     -              2,165
                                                         -----------------  -----------------
Income from operations                                              2,024              3,062
Other income (expenses), net                                           87               (47)
                                                         -----------------  -----------------
Income before income tax expense and loss from
  equity investment in joint venture                                2,111              3,015
Income tax expense                                                    786              2,074
                                                         -----------------  -----------------
Income before loss from equity investment in joint
   venture                                                          1,325                941
Loss from equity investment in joint venture                        (143)                  -
                                                         -----------------  -----------------
Net income                                                       $  1,182            $   941
                                                         =================  =================

Net income per share:
 Basic                                                           $   0.07           $   0.06
 Diluted                                                         $   0.07           $   0.06

Weighted average shares outstanding:
  Basic                                                            16,552             15,606
  Diluted                                                          17,171             16,417

See accompanying notes.


                               Hagler Bailly, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)
                                                                              Three Months Ended March 31,
                                                                               1999                  1998
                                                                        -------------------   --------------------
Operating activities
Net income                                                                         $ 1,182                 $  941
Adjustments to reconcile net income to net cash used in
  operating activities:
       Depreciation and amortization expense                                         1,317                    958
       Stock and stock option compensation                                               -                  2,165
       Provision for deferred income taxes                                               -                    279
       Provision for accounts receivable                                               313                    215
       Loss on equity investment in  joint venture                                     143                      -
       Minority interest                                                                46                      -
       Changes in operating assets and liabilities:
             Accounts receivable                                                   (1,090)                (2,615)
             Note receivable                                                           382                      -
             Prepaid expenses                                                      (1,361)                (2,205)
             Other current assets                                                     (88)                  (100)
             Other assets                                                             (89)                    290
             Deferred compensation                                                       -                     40
             Accounts payable and accrued expenses                                     389                (1,450)
             Accrued compensation and benefits                                       (409)                (3,713)
             Billings in excess of cost                                              (256)                     17
             Income taxes payable                                                  (1,753)                  (832)
             Other deferred                                                             21                  1,153
                                                                        -------------------   --------------------
Net cash used in operating activities                                              (1,253)                (4,857)
Investing activities
  Acquisition of property and equipment                                              (444)                  (575)
  Amount received in liquidation of subsidiary                                           -                    160
  Sale of investments                                                                    -                  4,247
  Purchase of acquired companies                                                         -                  (440)
                                                                        -------------------   --------------------
Net cash (used in) provided by investing activities                                  (444)                  3,392
Financing activities
  Issuance of common stock - options                                                   106                     21
  Purchase of treasury stock                                                       (2,217)                      -
  Dividends paid by foreign subsidiary                                                   -                  (333)
  Net borrowings from bank line of credit                                                -                  1,706
  Principal payments on debt                                                          (23)                  (191)
                                                                        -------------------   --------------------
Net cash (used in) provided by financing activities                                (2,134)                  1,203

Net decrease in cash and cash equivalents                                          (3,831)                  (262)
Cash and cash equivalents, beginning of period                                      16,165                  5,261
                                                                        -------------------   --------------------
Cash and cash equivalents, end of period                                          $ 12,334                $ 4,999
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

         The interim results of operations are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999.



Note 2.  Earnings per Share

         Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the respective periods. Diluted earnings per share is inclusive of the dilutive effect of unexercised stock options using the treasury stock method.

                                                          For the three months ended March 31,
                                                               1999               1998
                                                               ----               ----

Net income                                                   $1,182            $  941
                                                         =================  =================

Weighted average shares of common stock  outstanding
during the period                                            16,552            15,606

Effect of dilutive securities:
      Stock options                                             619               811
                                                         -----------------  -----------------

Weighted average shares of common stock and
 dilutive securities                                         17,171            16,417
                                                         =================  =================

Note 3. Business Combination

         On February 8, 1999, the Company acquired all of the outstanding stock of Lacuna Consulting Limited ("Lacuna"), a United Kingdom corporation, in exchange for 65,000 shares of the Company's common stock. The acquisition was accounted for as a purchase. Accordingly, the consolidated financial statements reflect the results of operations of Lacuna since the date of acquisition. As a result of the transaction, the Company recorded intangible assets of approximately $1.3 million.



Note 4. Stock Repurchase Plan

     On March 22, 1999, the Company announced that its Board of Directors authorized the repurchase of up to 1.5 million shares of the Company's common stock. The purchases will be made from time to time in the open market or in privately negotiated transactions. As of March 31, 1999, the Company had repurchased 286,000 shares.


Note 5. Components of Comprehensive Income

         Comprehensive income includes the Company's net earnings adjusted for changes, net of tax, of cumulative translation adjustments. Comprehensive income for the three months ended March 31, 1999 and 1998 is as follows:

                                                                 Three Months Ended
                                                                      March 31,
                                                               1999               1998
                                                               ----               ----
Comprehensive Income:
  Net Income                                                     $  1,182            $   941
  Foreign translation adjustment                                     (29)               (93)
                                                         -----------------  -----------------

Total comprehensive income:                                      $  1,153            $   848
                                                         =================  =================





Note 6.  Subsequent Events

     From April 1, 1999 through April 19, 1999, the Company repurchased an additional 112,500 shares of its common stock through its stock repurchase program. As of April 19, 1999, the Company was authorized to repurchase approximately 1.1 million additional shares.



     On April 30, 1999, the Company acquired all of the outstanding stock of Washington International Energy Group Ltd. , a Washington D.C. based worldwide provider of energy and environmental policy consulting research services, in exchange for cash and shares of the Company's common stock. The acquisition was accounted for as a purchase.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Statements   included  in  Management's   Discussion  and  Analysis  of
Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 21E of the
Securities Exchange Act of 1934, as amended by Public Law 104-67. Forward-looking statements may be identified by words including "anticipate," "believe," "estimate," "expect" and similar expressions. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors such as concentration of the Company's revenues from a relatively limited number of public and private clients involved in the energy and network industries, the Company's ability to attract, retain and manage professional and administrative staff, fluctuations in quarterly results, risks related to acquisitions, and the fact that historical operations and performance are not necessarily indicative of future operations and performance, among others, and other risks and factors identified from time to time in the Company's reports filed with the SEC, including the risk factors identified in the Company's Registration Statement (No. 333-22207) on Form S-1, and the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         The Company, together with its wholly owned subsidiaries PHB Hagler Bailly, Hagler Bailly Services, and several of its other domestic and foreign wholly owned subsidiaries, is a leading provider of professional services to corporate and government clients on energy, network industries, and the environment. As of March 31, 1999, Hagler Bailly employed a staff of 848, of which over two-thirds were consulting and technical professionals. The Company's common stock is quoted on the NASDAQ National Market under the symbol, "HBIX".

     The Company's revenues consist of consulting revenues and other revenues. Consulting revenues represent revenues associated with professional staff, subcontractors and independent consultants, and client reimbursable expenses. These revenues are derived from the Company's primary business of offering corporate clients strategy and business operations consulting, economic counsel and litigation support, and market research and survey analysis. Other revenues include those derived from information-based products and services and publication of newsletters, reference manuals and data series for the energy and transportation industries services. The Company's client base includes both the public and commercial rate sector. Revenue from the commercial rate sector is typically characterized by higher gross margins than the public sector, yet generally requires a higher relative level of infrastructure support. Consequently, the Company's operating performance is affected by its public sector / commercial rate sector business mix. Through strategic acquisitions and internal growth, the Company has increased its commercial rate sector client base, and will continue to pursue such opportunities in the future.

         On February 8, 1999, the Company acquired all of the outstanding stock of Lacuna Consulting Limited, a United Kingdom corporation, in exchange for 65,000 shares of the Company's common stock. The acquisition was accounted for as a purchase method.


Results of Operations

         The following table presents for the periods indicated the percentage of revenues represented by certain income and expense items, and the percentage period-to-period increase (decrease) in such items:



                                                                       % period-to-period
                                                                            increase
                                                                          (decrease) in
                                                                             dollars
                                          ------------------------     --------------------
                                           Percentage of revenues         Three months
                                          ------------------------     ended Mar. 31, 1999
                                                                           compared to
                                            Three months ended            three months
                                                 March 31,             ended Mar. 31, 1998

                                                 1999        1998
Revenues:
  Consulting                                    98.6        96.6               4.6
  Other                                          1.4         3.4             (58.7)
    Total revenues                             100.0       100.0               2.5
Cost of services                                76.1        73.3               6.4
Merger related and other non-recurring costs       -         0.9            (100.0)
Selling, general, and administrative
   expenses                                     18.8        12.4              55.3

Stock and stock option compensation               -         5.5            (100.0)

Income from operations                           5.1         7.8             (33.9)
  Other income (expenses), net                   0.2        (0.1)            285.1
Income  before  income tax expense   and
loss from  equity  investment  in  joint
venture                                          5.3         7.7             (30.0)
Income tax expense                               2.0         5.3             (62.1)
Income    before    loss   from   equity
 investment in  joint venture                    3.3         2.4              40.8
Loss from joint venture                         (0.4)          -            (100.0)
Net income                                       2.9         2.4              25.6



Three months ended March 31,  1999,  compared  with three months ended March 31,
1998

     Revenues for the three months ended March 31, 1999, increased by approximately $984,000, or 2.5%, to $40.2 million from the three months ended March 31, 1998. An increase of approximately $1.8 million in consulting revenues was offset by a decrease of approximately $770,000 in other revenues. Consulting revenues increased 4.6% for the three months ended March 31, 1999, as compared to the comparable period of the prior year. This increase was primarily the result of acquisitions and internal growth in the commercial rate sector, which was partially offset by the sale of certain assets of the Company's public sector consulting practice in September 1998. Other revenues decreased by 58.7% for the three months ended March 31, 1999, as compared to the comparable period of the prior year. This decrease was the result of the Company's decision the cease operations in its financial advisory services business and also a decrease in revenues from information-based products and services. In the three months ended March 31, 1999, approximately 98.6% of the Company's revenues were derived from consulting revenues, as compared with 96.6% in the three months ended March 31, 1998.

        Cost of services for the three months ended March 31, 1999 increased by $1.9 million, or 6.4%, to $30.6 million from the three months ended March 31, 1998. Cost of services as a percentage of revenue increased from 73.3% in the three months ending March 31, 1998, to 76.1% in the three months ending March 31, 1999. This increase was the result of an increase in staffing costs to support an anticipated increase of business and an increase in cash compensation paid to consulting staff.

         Selling, general and administrative expenses ("SG&A") for the three months March 31, 1999, increased by $2.7 million, or 55.3%, to $7.6 million from the three months ended March 31, 1998. Expressed as a percentage of total revenues, SG&A expenses increased from 12.4% in the three months ended March 31, 1998, to 18.8% in the three months ended March 31, 1999. This increase is reflective of increased marketing costs, an increase in administrative staff in anticipation of increased business and duplication of certain administrative costs related to the Company's recent business combinations.

         There were no merger related and other non-recurring costs for the three months ended March 31, 1999, compared with approximately $367,000 in the three months ended March 31, 1998. The majority of these costs in the comparable period were associated with the Company's business combination with TB&A Group, Inc. and its wholly-owned subsidiary Theodore Barry & Associates (collectively "TB&A").

         There were no stock and stock option compensation expenses for the three months ended March 31, 1999, compared with approximately $2.2 million in the three months ended March 31, 1998. All of these costs in the prior period were related to the business combination with Putnam, Hayes & Bartlett, Inc. ("PHB") which occurred in August 1998 and included non-cash, non-tax deductible compensation based on the difference between the fair market and book values of PHB common stock issuable under subscriptions within one year of the companies' merger.

         Other income (expenses), net includes interest income, interest expense, minority interest and other income and expenses. For the three months ended March 31, 1999, other income (expenses), net increased approximately $134,000, to income of approximately $87,000 from the three months ended March 31, 1998.

         The Company's effective tax rate decreased to 37.2% in the three months ended March 31, 1999, from 68.8% in the three months ended March 31, 1998. The effective tax rate for the comparable period was higher than the provisional rate as a result of the non-deductibility for tax reporting purposes of the stock compensation charge discussed above.

     Net income for the three months ended March 31, 1999, increased by approximately $241,000, or 25.6%, to approximately $1.2 million, from the three months ended March 31, 1998, due to reasons discussed above.


Liquidity and Capital Resources

        As of March 31, 1999, working capital was $53.5 million as compared to $54.3 million at December 31, 1998.

        Net cash of approximately $1.3 million was used in operating activities during the three months ended March 31, 1999. The net use of funds is largely attributable to the payment of income taxes, along with increases in prepaid expenses and accounts receivable for the three months ended March 31, 1999.

         Investment activities used approximately $444,000 during the three months ended March 31, 1999. The Company used these funds for the purchase of office and computer related equipment, leasehold improvements and other resources necessary for the growth of the Company.

         Financing activities used approximately $2.1 million for the three months ended March 31, 1999. Substantially all of these funds were used for the repurchase of 286,000 shares of the Company's common stock by the Company. The Company is authorized to repurchase approximately 1.2 million additional shares.

     The Company's primary source of liquidity for the past 12 months has been funds generated from operations and from sales of common stock, periodically supplemented by borrowings under a bank line of credit. During the year ended December 31, 1998, the Company established $50.0 million in revolving credit facilities with NationsBank. The amount available under the line of credit at March 31, 1999 was $50.0 million. The Company believes that current projected levels of cash flows and the availability of financing, including borrowings under the Company's credit facility, will be adequate to fund its anticipated cash needs, which may include future acquisitions of complementary businesses, for at least the next 12 months and the foreseeable future. The Company, depending on market conditions, may consider other sources of financing, including equity financing.

Year 2000

     The Year 2000 issue is the result of a computer hardware and software design that defines the year field as two digits instead of four digits. Computer programs and systems with this problem will be unable to properly distinguish between the year 2000 and the year 1900. As a result, the programs could fail or yield incorrect results. The Company's business, as well of those of its principal suppliers and clients, is dependent on the ability of its software and hardware systems to properly function. Failure of one or more of these systems of the Company or a material client or supplier could disrupt the Company's operations and cause a material adverse impact on the Company's business, results of operations and financial condition.

The Company's Year 2000 Strategy

     The Company has established the Year 2000 Readiness Plan (the "Plan") to prepare for the Year 2000 issue. This Plan is comprised of the following elements:

1.       Audit, assessment, remediation, and testing of internal systems.

2.       Obtaining  assurance or information on the state of Year 2000 readiness
         of  our  material  clients  and  suppliers  who  exchange   information
         electronically with us or upon whom our work product may depend.

3. Developing contingency plans, when practical, to address potential Year 2000 failures.

         Except  where  noted  below,   the   Company's   goal  is  to  complete
implementation of the Plan by September 30, 1999.

                            Audit and            Remediation         Testing            Implementation
                            Assessment
--------------------------- -------------------- ------------------- ------------------ --------------------
IT - Domestic               80% Complete         In Progress         3rd  Quarter        3rd Quarter
--------------------------- -------------------- ------------------- ------------------ --------------------
IT - International           2nd Quarter           3rd Quarter         3rd Quarter        4th Quarter
--------------------------- -------------------- ------------------- ------------------ --------------------
Business Operations         Complete             Complete             During 2nd and      3rd Quarter
                                                                     3rd Quarter
--------------------------- -------------------- ------------------- ------------------ --------------------
Embedded                    1st  - 3rd Quarter   1st - 3rd Quarter   1st - 3rd           3rd Quarter
                                                                     Quarter
--------------------------- -------------------- ------------------- ------------------ --------------------
3rd Party                   2nd - 3rd Quarter     3rd  - 4th          N/A                 4th Quarter
                                                 Quarter

Year 2000 Readiness Report

         The Company made several acquisitions in 1998. It undertook a comprehensive due diligence examination that identified general Year 2000 Readiness issues for itself and the companies it acquired. The Company recently formalized its efforts by establishing a Year 2000 Working Committee (the "Committee") led by its Chief Information Officer to oversee the integration of its Year 2000 efforts and to implement the Plan. The Committee includes the CEO, CFO, General Counsel, and other Company executives and outside consultants as required. The Company has engaged a consultant to complete the assessment of its domestic offices and to assist in the assessment of its major international offices.

         The Company's front office systems (used for the delivery of services to clients), both hardware and software, were replaced or significantly upgraded in 1997 and 1998 and were manufactured to be Year 2000 ready (with minor, vendor-identified problems). Due to the release of new Year 2000 "software" fixes from Microsoft, the principal supplier of the Company's front office software, the Company currently expects that the process of updating those systems that are not Year 2000 ready will be performed in the 3rd quarter of 1999.

         With some exceptions, the Company does not employ significant custom programming in its front office, work product, or back office systems. The Company's work product is generated almost exclusively with commercially available statistical, econometric, word processing, spreadsheet, database, or mathematical software for which the Company has obtained Year 2000 Readiness assurances. These software products have been audited and have been or will be updated where appropriate. In the cases where the Company has supplemented these commercially available softwares with custom programming, a team is being established to assess the software. These situations do not represent a significant percentage of the Company's work product. The Company is implementing a software application to aide the monitoring of Year 2000 compliance of new work product and to provide a testing mechanism for the re-use of models, spreadsheets, or databases. This application is a commercially available Year 2000 audit and remediation product specifically designed for Microsoft Windows compliant software applications.

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

         The Company is contacting the vendors of its principal office systems in order to obtain proof of Year 2000 readiness. The Company's material office systems include its telephone, communications and networking equipment, security and facilities systems, copiers, pagers, voicemail, and faxing systems. Because the Company is highly decentralized with 21 domestic and international offices, it does not expect the audit and remediation of these office systems to be complete before September 30, 1999. Some office systems in the Company's international offices will not be corrected by December 31, 1999, but the Company does not expect such systems to materially affect the Company's ability to complete its engagements.

Clients

         The Company's clients include domestic and international companies, private law firms, the United States and state, local and foreign governments and governmental agencies and government-owned enterprises. The Company has responded to Year 2000 compliance surveys from over 50 of its major clients and shared the readiness information disclosed here. In April 1999, the Company initiated a survey of a cross section of its largest clients (measured by revenue generated for the Company in 1998) to determine their Year 2000 readiness. The Company plans to survey other clients if circumstances warrant and, where practical, to survey new clients upon new engagements.


Material Vendors

        The Company performs analytic work on time sensitive matters. Certain vendors have been identified as critical to implementing the Plan. These vendors include payroll, credit, transportation, information resources, and certain maintenance providers of mission critical hardware and software. If one or more of the Company's principal vendors experiences significant business disruption as a result of the Year 2000 issue, it could have a material adverse effect on the Company's business, results of operations and financial condition. For example, if the Company's principal suppliers of real-time electricity data are not functioning properly, the Company may be unable to perform analytic work for clients. Similarly, if hardware used to perform modeling cannot be supported because of a Year 2000 issue at the vendor, the Company's ability to meet client demands for time sensitive analysis might be jeopardized. The Committee will be contacting the Company's principal vendors during the second quarter of 1999. Based on the responses, the Committee may need to develop contingency plans to replace those vendors whose ability to certify Year 2000 readiness is in doubt. The Committee expects that the process of evaluating and working with outside vendors will continue into the third and fourth quarters of 1999.

Contingency Planning

         The Committee is developing a contingency plan in the event that a material system or vendor will not be Year 2000 ready by December 31, 1999. This contingency plan is scheduled to be substantially complete by the end of the third quarter of 1999, although it will be reviewed and refined thereafter as the Committee continues to evaluate the Company's systems and vendors. The Company is considering other contingency initiatives with respect to office systems, personnel, and new engagements.

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

Risks

        At present, the Company perceives that its greatest Year 2000 risk is its dependence on an external network of information providers, vendors, and experts to complete its engagements. Even if the Company can satisfy itself that the systems of its material suppliers and partners are Year 2000 ready, those suppliers and partners in turn rely on a myriad of suppliers to operate their businesses. Year 2000-related failures far removed from the Company could trigger a chain of events that could materially harm the Company's business. Certain clients, despite their best efforts, may suffer the effects of Year 2000 failures of others and thus delay, cancel, or substantially alter work in progress resulting in a negative effect on the operations of the Company, including the failure to meet financial expectations or the loss of key personnel. Such a chain of events could also lead to litigation against the Company. The Company also performs work in regions deemed at high risk for Year 2000 disruptions, specifically, Latin America, Eastern Europe, and Asia. Lastly, the Company perceives that the stability of technical and critical office staff is important to the Plan and is considering steps to decrease the risk of losing critical resources. Notwithstanding these efforts, there can be no assurance that Year 2000 problems will not have a material adverse effect on the Company's business, results of operations, or financial condition.

                                     PART II


Item 1.  Legal Proceedings

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


Item 2.  Changes in Securities and Use of Proceeds

         On February 8, 1999, the Company completed the acquisition of Lacuna Consulting Limited ("Lacuna"), a United Kingdom corporation, and issued 65,000 shares of its common stock to the former shareholders of Lacuna in connection therewith. The shares of common stock issued in connection with this transaction were exempt from registration pursuant to Rule 506 of the Securities and Exchange Commission's Regulation D and Section 4(2) of the Securities Act of 1933.

Item 6. Exhibits and Reports on Form 8-K.
          None filed during the period

(a)      Exhibits


     Exhibit
        No.                                                         Description

     2 Sale Agreement between RCG International, Inc., and Hagler Bailly Consulting, Inc. (1)
     2.1 Agreement and Plan of Merger by and among Hagler Bailly, Inc., PHB Acquisition Corp. and Putnam, Hayes and Bartlett, Inc., dated as of 6/11/98. (5)
     3.1 By-Laws of the Company, as amended. (6)
     3.2 Amended Restated Certificate of Incorporation of the Company. (7)
     4.0 Specimen Stock Certificates. (1)
     4.1 Registration Rights Agreement dated November 18, 1997 by and between Hagler Bailly, Inc. and Richard R. Mudge, acting as Stockholders' Representation. (3)
     4.2 Form of Escrow Agreement by and among the Company, PHB Acquisition Corp., William E. Dickenson as Stockholders' Representative and State Street Bank and Trust Company, as Escrow Agent. (5)
     4.3 Registration Rights Agreement dated February 23, 1998 by and between Hagler Bailly, Inc. and Michael J. Beck, acting as Stockholders' Representative.
     4.4 Registration Rights Agreement dated November 17, 1998 by and between Hagler Bailly, Inc. and the stockholders of Fieldston Publications, Inc. and The Fieldston Company.
        10.2 Form of Non-Compete, Confidentiality and Registration Rights Agreement between the Company and each stockholder.
                     (1)
     10.3 Lease by and between Wilson Boulevard Venture and RCG/Hagler Bailly, Inc. dated October 25, 1991. (1)
     10.4 First Amendment to Lease by and between Wilson Boulevard Venture and RCG/Hagler Bailly, Inc., dated February 26, 1993. (1)
     10.5 Second Amendment to Lease by and between Wilson Boulevard Venture and RCG/Hagler Bailly, Inc., dated December 12, 1994. (1)
     10.6 Lease by and between Bresta Futura V.B.V. and Hagler Bailly Consulting, Inc. dated May 8, 1996. (1)
     10.7 Lease by and between L.C. Fulenwider, Inc., and RCG/Hagler Bailly, Inc. dated December 14, 1994. (1)
     10.8 Lease by and between University of Research Park Facilities Corp. and RCG/Hagler Bailly, Inc., dated April 1, 1995. (1)
     10.9 Credit Agreement by and between Hagler Bailly Consulting, Inc. and State Street Bank and Trust Company, dated May 17, 1995. (1)
     10.10 Amendment to Credit Agreement by and between Hagler Bailly Consulting, Inc. and State Street Bank and Trust Company, dated as of June 20, 1996. (1)
     10.11 Extension Agreement by and between Hagler Bailly Consulting, Inc. and State Street Bank and Trust Company, dated as of August 1, 1996. (1)
     10.12 Amendment to Credit Agreement by and between Hagler Bailly Consulting, Inc. and State Street Bank and Trust Company, dated as of November 12, 1996. (1)
     10.13 Term Note by and between Hagler Bailly Consulting, Inc., and State Street Bank and Trust Company, dated May 26, 1995. (1)
     10.14 Revolving Credit Note by and between Hagler Bailly Consulting, Inc. and State Street Bank and Trust Company dated May 26, 1995. (1)
     10.15 Amendment to Credit Agreement by and between Hagler Bailly Consulting, Inc., and State Street Bank and Trust Company, dated as of June 12, 1997. (1)
     10.16 Credit Agreement by and among Hagler Bailly Consulting, Inc., Hagler Bailly Services, Inc. and State Street Bank and Trust Company, dated as of September 30, 1997. (2)
     10.17 Promissory Note by Hagler Bailly Consulting, Inc. and Hagler Bailly Services, Inc. to State Street Bank and Trust Company, dated September 30, 1997.
(2)
     10.18 Security Agreement by and between Hagler Bailly Consulting, Inc. and State Street Bank and Trust Company, dated as of September 30, 1997. (2)
     10.19 Security Agreement by and between Hagler Bailly Services, Inc. and State Street Bank and Trust Company, dated as of September 30, 1997. (2)
     10.20 Guaranties by Hagler Bailly, Inc. to State Street Bank and Trust Company, dated September 30, 1997. (2)
     10.21 Guaranties by HB Capital, Inc. to State Street Bank and Trust Company, dated September 30, 1997. (2)
     10.22 Subordination Agreement and Negative Pledge/Sale Agreement by and between Hagler Bailly, Inc. and State Street Bank and Trust Company for Hagler Bailly Consulting, Inc., dated September 30, 1997. (2)
     10.23 Subordination Agreement and Negative Pledge/Sale Agreement by and between Hagler Bailly, Inc. and State Street Bank and Trust Company for Hagler Bailly Services, Inc., dated September 30, 1997. (2)
     10.24 Guaranty of Monetary Obligations to Bresta Futura V.B.V. by Hagler Bailly, Inc., dated July 23, 1997. (2)
     10.25 Amendment to Credit Agreement by and between Hagler Bailly Consulting, Inc. and State Street Bank and Trust Company dated May 18, 1998. (6)
     10.26 Sublease Agreement by and between Coopers and Lybrand L.L.P. and Hagler Bailly, Inc. dated December 5, 1997. (6)
     10.27 Employment Agreement between the Company and Henri-Claude A. Bailly, dated August 27, 1998. (7)
     10.28 Employment Agreement between the Company and William E. Dickenson, dated August 27, 1998. (7)
     10.29 Employment Agreement between the Company and Howard W. Pifer III, dated June 10, 1998. (7)
     10.30 Hagler Bailly, Inc. Amended and Restated Employee Incentive and Non-Qualified Stock Option and Restricted Stock Plan. (7)
     10.31 Credit Agreement by and between Hagler Bailly, Inc. and The Lenders From Time to Time a Party thereto, as Lenders and NationsBank, N.A., dated November 20, 1998. (8)
     10.32 Revolving Note by and between Hagler Bailly, Inc. and NationsBank, N.A., dated November 20, 1998. (8)
     10.33 Swing Line Note by and between Hagler Bailly, Inc. and NationsBank, N.A., dated November 20, 1998. (8)
     10.34 Subsidiary Guarantee by and among Hagler Bailly Services, Inc., Hagler Bailly Consulting, Inc., HB Capital, Inc., Putnam, Hayes & Bartlett, Inc., TB&A Group, Inc., Theodore Barry & Associates, Private Label Energy Services, Inc., Fieldston Publications, Inc. and NationsBank, N.A., dated November 20, 1998. (8)
     10.35 Form of Security Agreement by and between Hagler Bailly, Inc. and NationsBank, N.A., dated November 20, 1998. (8)
     10.36 Security Agreement by and between Hagler Bailly Consulting, Inc. and NationsBank, N.A., dated November 20, 1998. (8)
     10.37 Security Agreement by and between Hagler Bailly Services, Inc. and NationsBank, N.A., dated November 20, 1998. (8)
     10.38 Security Agreement by and between HB Capital, Inc. and NationsBank, N.A., dated November 20, 1998. (8)
     10.39 Security Agreement by and between Putnam, Hayes & Bartlett, Inc. and NationsBank, N.A., dated November 20, 1998. (8)
     10.40 Security Agreement by and between TB&A Group, Inc. and NationsBank, N.A., dated November 20, 1998. (8)
     10.41 Security Agreement by and between Theodore Barry & Associates and NationsBank, N.A., dated November 20, 1998. (8)
     10.42 Security Agreement by and between PHB Hagler Bailly, Inc. and NationsBank, N.A., dated February 22, 1999. (8)
     10.43 Security Agreement by and between Private Label Energy Services, Inc. and NationsBank, N.A., dated November 20, 1998. (8)
     10.44 Security Agreement by and between Fieldston Publications, Inc. and NationsBank, N.A., dated November 20, 1998. (8)
     10.45 Lease by and between One Memorial Drive Limited Partnership and Putnam, Hayes & Bartlett, Inc. dated January 1, 1998. (8)
     10.46 Lease by and between George H. Beuchert, Jr., Trustee, Thomas J. Egan, Trustee, Oliver T. Carr, Jr., Trustee, William Joseph H. Smith, Trustee, and the Kiplinger Washington Editors, Inc., Trustee, acting collectively as trustee on behalf of the beneficial owner, The Greystone Square 127 Associates, and Putnam, Hayes & Bartlett, Inc. dated March 31, 1997. (8)
     10.47 First Amendment to Lease by and between Greystone Square 127 Limited Liability Company, as successor in interest collectively to The Greystone Square 127 Associates, and George H. Beuchert, Jr., Trustee, and The Kiplinger Washington Editors, Inc., Trustee, the owners of record who held legal title to the Building as trustees on behalf of the Greystone Square 127 Associates, the former beneficial owners of the Building, and Putnam, Hayes & Bartlett, Inc. dated February 10, 1998. (8)
     10.48 Employment agreement between the Company and Jasjeet S. Cheema, dated February 2, 1999
     10.49 First amendment to revolving credit agreement between Hagler Bailly, Inc, the lenders from time to time a party thereto, as lenders, and NationsBank, N.A., dated as of March 22, 1999.
     10.50 Hagler Bailly, Inc. Amended and Restated Employee Incentive and Non-Qualified Stock Option and Restricted Stock Plan, amended as of March 31, 1999.
     21 Subsidiaries (8)
     24 Powers of Attorney (included on Signature Pages) (1)
     27.1 Financial Data Schedule - March 31, 1999


--------------------------------------------------------------------------------
     (1) Included in the Company's Registration Statement on Form S-1 (No. 333-22207) and incorporated herein by reference thereto.
     (2) Included in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference thereto.
     (3) Included in the Company's Current Report on Form 8-K filed on December 16, 1997 and incorporated herein by reference thereto.
     (4) Included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference thereto.
     (5) Included in the Company's Proxy Statement for Special Meeting of Stockholders dated July 24, 1998 on Form DEF 14A and incorporated herein by reference thereto.
     (6) Included in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference thereto.
     (7) Included in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference thereto.
     (8) Included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference thereto.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 ---------------------------------------
Date:  May 14, 1999              William E. Dickenson
                                 President and Chief Executive Officer
                                 /s/William E. Dickenson


                                 ---------------------------------------
Date: May 14, 1999               Glenn J. Dozier
                                 Senior Vice President, Chief Financial Officer,
                                 Treasurer and Secretary
                                 /s/ Glenn J. Dozier