Form 10-Q
period 1999-06-30
HAGLER BAILLY INC
filed 1999-08-10
CIK 1033693

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


-------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                    FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes {xx} No{ }

As of July 31, 1999, the Registrant had 16,503,866 shares of its common stock outstanding.

                                        i
                                TABLE OF CONTENTS


PART I
ITEM 1.  FINANCIAL STATEMENTS                                                  1
CONSOLIDATED  BALANCE  SHEETS AS OF JUNE 30, 1999 (UNAUDITED) AND DECEMBER 31,
1998                                                                           1
CONSOLIDATED  STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 1999 AND 1998  (UNAUDITED)                                            2
CONSOLIDATED  STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 1999
AND 1998  (UNAUDITED)                                                          3
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                     4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS                                                                  6

PART II

ITEM 1.  LEGAL PROCEEDINGS                                                    15
ITEM 2.  CHANGES IN SECURITIES                                                15
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  16
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      16
SIGNATURES                                                                    21

                                                             PART I

Item 1.  Financial Statements

                                                       Hagler Bailly, Inc.
                                                   Consolidated Balance Sheets
                                                         (in thousands)

                                                                                           June 30,           December 31,
                                                                                             1999                 1998
                                                                                      -----------------------------------------

Assets                                                                                   (unaudited)
Current assets:
         Cash & cash equivalents                                                               $  11,587             $  16,165
         Accounts receivable, net of allowance of $3,895 and $3,888
              in 1999 and 1998, respectively                                                      60,376                59,092
         Note receivable                                                                               -                   382
         Prepaid expenses                                                                          2,845                 2,620
         Other current assets                                                                        649                   304
                                                                                      ------------------- ---------------------
Total current assets                                                                              75,457                78,563
Property and equipment, net                                                                        7,020                 6,463
Software development costs, net                                                                      462                   898
Intangible assets, net                                                                            16,798                14,208
Other assets                                                                                       1,409                 1,290
                                                                                      ------------------- ---------------------
Total assets                                                                                   $ 101,146             $ 101,422
                                                                                      =================== =====================

Liabilities and stockholders' equity Current liabilities:
         Accounts payable and accrued expenses                                                  $  7,027              $  8,476
         Accrued compensation and benefits                                                        10,092                 8,713
         Billings in excess of cost                                                                2,268                 2,288
         Current portion of long-term debt                                                           333                   345
         Income taxes payable                                                                      1,123                 2,547
         Deferred taxes                                                                            1,900                 1,900
                                                                                      ------------------- ---------------------
Total current liabilities                                                                         22,743                24,269
Long-term debt, net of current portion                                                               674                   681
Minority interest                                                                                    257                   177
Deferred income taxes                                                                                927                   927
Other deferred                                                                                     1,804                 1,769
                                                                                      ------------------- ---------------------
Total liabilities                                                                                 26,405                27,823
Stockholders' equity:
         Common stock, $0.01 par value, 50,000 shares authorized;
             16,504 and 16,483 issued and outstanding at June 30, 1999 and December                  165                   165
             31, 1998, respectively
         Additional capital                                                                       70,889                72,322
         Retained earnings                                                                         3,898                 1,206
         Foreign currency translation                                                              (211)                  (94)
                                                                                      ------------------- ---------------------
Total stockholders' equity                                                                        74,741                73,599
                                                                                      ------------------- ---------------------
                                                                                      =================== =====================
Total liabilities and stockholders' equity                                                     $ 101,146             $ 101,422
                                                                                      =================== =====================
                                                   See accompanying notes.


                                                       Hagler Bailly, Inc.
                                              Consolidated Statements of Operations
                                                           (Unaudited)
                                              (in thousands, except per share data)

                                                                 Three months ended                        Six months ended
                                                                      June 30,                                 June 30,
                                                               1999               1998                1999                1998
                                                         -----------------  -----------------   -----------------  -----------------
                                                         -----------------  -----------------   -----------------  -----------------
Revenues:
  Consulting revenues                                            $ 44,237            $45,207            $ 83,924            $ 83,138
  Other revenues                                                      320              1,139                 863               2,454
                                                         -----------------  -----------------   -----------------  -----------------
Total revenues                                                     44,557             46,346              84,787              85,592
Cost of services                                                   33,718             32,914              64,341              61,681
                                                         -----------------  -----------------   -----------------  -----------------
Gross profit                                                       10,839             13,432              20,446              23,911
Merger related and other non-recurring costs                            -              1,352                   -               1,719
Selling, general and administrative expenses                        8,161              6,509              15,744              11,393

Stock and stock option compensation                                     -                430                   -               2,595
                                                         -----------------  -----------------   -----------------  -----------------
Income from operations                                              2,678              5,141               4,702               8,204
Other income (expenses), net                                            4               (31)                  91                (79)
                                                         -----------------  -----------------   -----------------  -----------------
Income before income tax expense and loss from equity
  investment in joint venture                                       2,682              5,110               4,793               8,125
Income tax expense                                                  1,085              2,220               1,871               4,294
                                                         -----------------  -----------------   -----------------  -----------------
Income before loss from equity investment in joint
  venture                                                           1,597              2,890               2,922               3,831
Loss from equity investment in joint venture, net of tax             (87)                  -               (230)                   -
                                                         -----------------  -----------------   -----------------  -----------------
Net income                                                        $ 1,510            $ 2,890              $2,692            $  3,831
                                                         =================  =================   =================  =================
                                                         =================  =================   =================  =================

Net income per share:
    Basic                                                        $   0.09           $   0.18            $   0.16            $   0.25
    Diluted                                                      $   0.09           $   0.17            $   0.16            $   0.23
Weighted average shares outstanding:
    Basic                                                          16,508             15,777              16,533              15,599
                                                         =================  =================   =================  =================
    Diluted                                                        16,701             16,619              17,041              16,415
                                                         =================  =================   =================  =================


                             See accompanying notes.

                                                       Hagler Bailly, Inc.
                                              Consolidated Statements of Cash Flows
                                                           (Unaudited)
                                                         (in thousands)

                                                                                Six months ended June 30,
                                                                               1999                  1998
                                                                        -------------------   --------------------
Operating activities
Net income                                                                         $ 2,692               $  3,831
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
       Depreciation and amortization expense                                         2,865                  3,459
       Stock and stock option compensation                                               -                  2,595
       Provision for deferred income taxes                                               -                    722
       Provision for accounts receivable                                               850                    133
       Loss on equity investment in joint venture                                      230                      -
       Minority interest                                                                80                      -
       Changes in operating assets and liabilities:
             Accounts receivable                                                   (1,658)               (10,923)
             Note receivable                                                           382                      -
             Prepaid expenses                                                      (1,075)                (3,542)
             Other current assets                                                    (319)                  1,170
             Other assets                                                            (337)                    171
             Deferred compensation                                                       -                     85
             Accounts payable and accrued expenses                                 (1,563)                    950
             Accrued compensation and benefits                                       1,083                  (329)
             Billings in excess of cost                                              (138)                  (132)
             Income taxes payable                                                  (1,457)                (1,952)
             Other deferred                                                             37                  1,248
                                                                        -------------------   --------------------
Net cash provided by (used in) operating activities                                  1,672                (2,514)
Investing activities
Acquisition of property and equipment                                              (1,506)                (3,484)
Purchase of investments                                                                  -                  (777)
Amount received in liquidation of subsidiary                                             -                    160
Purchase of acquired companies                                                       (903)                (1,239)
                                                                        -------------------   --------------------
Net cash used in investing activities                                              (2,409)                (5,340)
Financing activities
Issuance of common stock                                                               125                 12,215
Purchase of treasury stock                                                         (3,947)                      -
Dividends paid by foreign subsidiary                                                     -                  (333)
Net payments on bank line of credit                                                      -                (1,260)
Payments on long term debt                                                            (19)                  (627)
                                                                        -------------------   --------------------
Net cash (used in) provided by financing activities                                (3,841)                  9,995

Net (decrease) increase in cash and cash equivalents                               (4,578)                  2,141
Cash and cash equivalents, beginning of period                                      16,165                  5,261
                                                                        -------------------   --------------------
Cash and cash equivalents, end of period                                          $ 11,587                $ 7,402
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

Note 2.  Earnings per Share

         Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the respective periods. Diluted earnings per share is inclusive of the dilutive effect of unexercised stock options using the treasury stock method. Weighted average share figures are as follows (in thousands):

                                                 For the three months ended               For the six months ended
                                                          June 30,                                June 30,
                                                  1999               1998                 1999              1998
                                                  ----               ----                 ----              ----

Net Income                                        $1,510             $2,890               $2,692             $3,831
                                            ----------------- -------------------    ---------------- ------------------
                                            ----------------- -------------------    ---------------- ------------------

Weighted average shares of common
   stock outstanding during the period
                                                  16,508             15,777               16,533             15,599

Effect of dilutive securities:
  Stock options                                      193                842                  508                816
                                            ----------------- -------------------    ---------------- ------------------
                                            ----------------- -------------------    ---------------- ------------------

Weighted average shares of common
  stock and dilutive securities
                                                  16,701             16,619               17,041             16,415
                                            ================= ===================    ================ ==================

Note 3.  Business Combinations

         On April 30, 1999, the Company acquired all of the outstanding stock of Washington International Energy Group, Ltd. ("WIEG"), a Washington D.C. based worldwide provider of energy and environmental policy consulting research services, in exchange for 144,210 shares of the Company's common stock and approximately $850,000 in cash. The transaction was accounted for as a purchase. Accordingly, the consolidated financial statements reflect the results of operations of WIEG since the date of acquisition. As a result of the transaction, the Company recorded intangible assets of approximately $1.5 million.

         On June 1, 1999, the Company acquired the remaining minority interest of its joint venture Hagler Bailly Risk Advisors LLC, a limited liability company located in Houston, Texas, from Objective Resources Risk Advisors LLC bringing the Company's ownership to 100%.

Note 4.  Stock Repurchase Plan

         The Company is authorized to repurchase up to 1.5 million shares of the
Company's   common  stock  in  the  open  market  or  in  privately   negotiated
transactions. As of June 30, 1999, the Company had repurchased 536,600 shares.

Note 5.  Components of Comprehensive Income

         Comprehensive income includes the Company's net earnings adjusted for changes, net of tax, of cumulative translation adjustments. Comprehensive income for the three and six months ended June 30, 1999 and 1998 are as follows (in thousands):

                                           For the three months ended                 For the six months ended
                                                    June 30,                                  June 30,
                                            1999                 1998                1999                 1998
                                            ----                 ----                ----                 ----
Comprehensive Income:
    Net income                            $ 1,510            $ 2,890              $ 2,692             $ 3,831

    Foreign translation
       adjustment                              (42)              (53)                (71)               (148)

                                      -----------------     ---------------     ----------------    -----------------
  Total comprehensive income
                                          $ 1,468            $ 2,837              $ 2,621             $ 3,683
                                      =================     ===============     ================    =================
                                      =================     ===============     ================    =================




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

         The Company, together with its wholly owned subsidiaries PHB Hagler Bailly Inc., Hagler Bailly Services, Inc., and its domestic and foreign wholly owned subsidiaries, is a leading provider of professional services to corporate and government clients on energy, network industries, and the environment. As of June 30, 1999, Hagler Bailly employed a staff of 845, of which over two-thirds were consulting and technical professionals. The Company's common stock is quoted on the NASDAQ National Market under the symbol, "HBIX".

         The Company's revenues consist of consulting revenues and other revenues. Consulting revenues represent revenues associated with professional staff, subcontractors and independent consultants, and client reimbursable expenses. These revenues are derived from the Company's primary business of offering corporate clients strategy and business operations consulting, economic counsel and litigation support, and market research and survey analysis. Other revenues include those derived from information-based products and services, and publication of newsletters, reference manuals and data series for the energy and transportation industries. The Company's client base includes both the public and commercial rate sector. Revenue from the commercial rate sector is typically characterized by higher gross margins than the public sector, yet generally requires a higher relative level of infrastructure support. Consequently, the Company's operating performance is affected by its public sector / commercial rate sector business mix. Through strategic acquisitions and internal growth, the Company has increased its commercial rate sector client base, and will continue to pursue such opportunities in the future.

         On April 30, 1999, the Company acquired all of the outstanding stock of WIEG, in a cash and stock transaction. The transaction was accounted for as a purchase.


Results of Operations

         The following table presents for the periods indicated the percentage of revenues represented by certain income and expense items, and the percentage period-to-period increase (decrease) in such items:

                                                                                                 % Period-to-Period
                                                   Percentage of Revenues                  Increase (Decrease) of Dollars
                                        ---------------------------------------------    -----------------------------------
                                                                                          Three months         Six months
                                                                                           ended June          ended June
                                                                                            30, 1999            30, 1999
                                                                                           compared to        compared to
                                                                                          three months         six months
                                                                                           ended June          ended June
                                                                                            30, 1998            30, 1998
                                                                                         ----------------    ---------------
                                         Three months ended        Six months ended
                                              June 30,                 June 30,
                                        ----------------------    -------------------    ----------------    ---------------
                                           1999       1998          1999      1998
                                           ----       ----          ----      ----
                                                                                         ----------------    ---------------
Revenues:
  Consulting                                 99.3       97.5         99.0      97.1             (2.1)                0.9
    Total revenues                          100.0      100.0        100.0     100.0             (3.9)               (.9)
Cost of services                             75.7       71.0         75.9      72.1               2.4                4.3
Merger related and other
  non-recurring costs                           -        2.9            -       2.0           (100.0)             (100.0)

Selling, general, and administrative
   expenses                                  18.3       14.0         18.6      13.3             25.4                38.2


Stock and stock option compensation
                                                -        1.0            -       3.0           (100.0)            (100.0)
Income from operations                        6.0       11.1          5.6       9.6            (61.3)             (62.4)
  Other income (expenses), net                0.0       (0.1)          0.1     (0.1)            114.4              215.3
Income before income tax expense and
  loss from equity investment in
  joint venture                               6.0       11.0          5.7       9.5            (61.1)             (61.5)
Income tax expense                            2.4        4.8          2.2       5.0            (60.5)             (62.2)
Income before loss from equity
  investment in joint venture                 3.6        6.2          3.5       4.5            (61.5)             (61.0)

Loss from joint venture                     (0.2)          -        (0.3)         -           (100.0)             (100.0)

Net income                                    3.4        6.2          3.2       4.5            (63.6)             (64.1)

Three months ended June 30, 1999 compared with three months ended June 30, 1998

         Revenues for the three months ended June 30, 1999, decreased by approximately $1.8 million, or 3.9%, to $44.6 million from the three months ended June 30, 1998. Of this decrease, approximately $1.0 million was attributable to consulting revenues and approximately $0.8 million was attributable to other revenues. Consulting revenues decreased 2.1% for the three months ended June 30, 1999, as compared to the comparable period of the prior year. This decrease was primarily the result of the sale of certain assets of the Company's public sector consulting practice in September 1998, partially offset by increases resulting from acquisitions and internal growth in the commercial rate sector. Other revenues decreased by 71.9 % for the three months ended June 30, 1999 as compared to the comparable period of the prior year. This decrease was the result of the Company's decision to cease operations in its financial advisory services. In the three months ended June 30, 1999, approximately 99.3% of the Company's revenues were derived from consulting revenues, as compared with 97.5% in the three months ended June 30, 1998.

         Cost of services for the three months ended June 30, 1999, increased by approximately $0.8 million or 2.4%, to $33.7 million from the three months ended June 30, 1998. Cost of services as a percentage of revenue increased from 71.0% in the three months ending June 30, 1998, to 75.7% in the three months ending June 30, 1999, primarily the result of an increase in staffing costs to support an anticipated increase of business and an increase in cash compensation paid to consulting staff.

         Selling, general and administrative expenses ("SG&A") for the three months ended June 30, 1999, increased by approximately $1.7 million or 25.4%, to $8.2 million from the three months ended June 30, 1998. Expressed as a percentage of total revenues, SG&A expenses increased from 14.0% in the three months ended June 30, 1998 to 18.3% in the three months ended June 30, 1999. This increase is reflective of increased business development costs and duplication of certain administrative costs related to the Company's recent business combinations.

         There were no merger related and other non-recurring costs for the three months ended June 30, 1999, compared with approximately $1.4 million in the three months ended June 30, 1998. The majority of these costs in the comparable period were associated with the Company's business combination with Putnam Hayes & Bartlett, Inc. ("PHB") as well as the Company's business combinations with TB&A Group, Inc. and its wholly-owned subsidiary Theodore Barry & Associates (collectively "TB&A") and Izsak, Grapin et Associes ("IGA").

         There were no stock and stock option compensation expenses for the three months ended June 30, 1999, compared with approximately $430,000 in the three months ended June 30, 1998. All of these costs in the prior period were related to the Company's business combination with PHB and included non-cash, non-tax deductible compensation based on the difference between the fair market value and book values of PHB common stock issuable under subscriptions within one year of the companies' merger.

         Other income (expenses), net includes interest expense, interest income, minority interest and other income and expenses. For the three months ended June 30, 1999, other income (expenses), net increased approximately $35,000 to income of approximately $4,000 from the three months ended June 30, 1998.

         The Company's effective tax rate decreased to 40.5% in the three months ended June 30, 1999 from 43.4% in the three months ended June 30, 1998. The effective tax rate for the comparable period was higher than the provisional rate as a result of the non-deductibility for tax purposes of the stock compensation charge discussed above.

         Net income for the three months ended June 30, 1999, decreased by approximately $1.4 million, or 47.8%, to $1.5 million from the three months ended June 30, 1998, due to reasons discussed above.

Six months ended June 30, 1999 compared with six months ended June 30, 1998

         Revenues for the six months ended June 30, 1999, decreased by approximately $0.8 million or 0.9%, to $84.8 million from the six months ended June 30, 1998. An increase of approximately $0.8 million in consulting revenues was offset by a decrease of approximately $1.6 million in other revenues. Consulting revenues increased 0.9% for the six months ended June 30, 1999, as compared to the comparable period of the prior year. This increase was primarily the result of acquisitions and internal growth in the commercial rate sector, partially offset by the sale of certain assets of the Company's public sector consulting practice in September 1998. Other revenues decreased by 64.8% for the six months ended June 30, 1999, as compared to the comparable period of the prior year. The decrease in other revenues was driven by the Company's decision to cease operations in its financial advisory services business. In the six months ended June 30, 1999, approximately 99.0% of the Company's revenues were derived from consulting revenues, as compared with 97.1% in the six months ended June 30, 1998.

         Cost of services for the six months ended June 30, 1999, increased by $2.7 million, or 4.3%, to $64.3 million from the six months ended June 30, 1998. Cost of services as a percentage of revenue increased from 72.1% in the six months ending June 30, 1998, to 75.9% in the six months ending June 30, 1999, primarily the result of an increase in staffing costs to support an anticipated increase of business and an increase in cash compensation paid to consulting staff.

         SG&A for the six months ended June 30, 1999, increased by approximately $4.4 million, or 38.2%, to $15.7 million from the six months ended June 30, 1998. Expressed as a percentage of total revenues, SG&A expenses increased from 13.3% in the six months ended June 30, 1998, to 18.6% in the six months ended June 30, 1999. This increase is reflective of increased business development costs, an increase in administrative staff in anticipation of increased business and duplication of certain administrative costs related to the Company's recent business combinations.

         There were no merger related and other non-recurring costs for the six months ended June 30, 1999, compared with approximately $1.7 million in the six months ended June 30, 1998. The majority of these costs in the comparable period were associated with the Company's business combination with PHB as well as the Company's business combinations with TB&A and IGA.

         There were no stock and stock option compensation expenses for the six months ended June 30, 1999, compared with approximately $2.6 million in the six months ended June 30, 1998. All of these costs in the prior period were related to the business combination and included non-cash, non-tax deductible compensation based on the difference between the fair market value and book values of PHB common stock issuable under subscriptions within one year of the companies' merger.

         Other income (expenses), net includes interest expense, interest income, minority interest and other income and expenses. For the six months ended June 30, 1999, other income (expenses), net increased approximately
$169,000 to income of approximately $91,000 from the six months ended June 30, 1998.

         The Company's effective tax rate decreased to 39.0% in the six months ended June 30, 1999 from 52.9% in the six months ended June 30, 1998. The effective tax rate for the comparable period was higher than the provisional rate as a result of the non-deductibility for tax purposes of the stock compensation charge discussed above.

     Net  income  for  the  six  months  ended  June  30,  1999,   decreased  by
approximately $1.1 million, or 29.7%, to $2.7 million from the six months ended June 30, 1998, due to reasons discussed above.

Liquidity and Capital Resources

         As of June 30, 1999, working capital was $52.7 million as compared to $54.3 million at December 31, 1998.

          Net cash of approximately $1.7 million was provided by operating activities during the six months ended June 30, 1999. The primary sources of cash provided by operating activities were net income of approximately
$2.7 million, non-cash depreciation of approximately $2.9 million and an increase in accrued compensation and benefits of approximately $1.1 million. These cash flows were partially offset by increases in accounts receivable and prepaid expenses as well as the payment of income taxes and accounts payable.

         Investment activities used $2.4 million during the six months ended June 30, 1999. The Company invested $1.5 million in the purchase of office and computer related equipment, leasehold improvements, and other resources necessary for the growth of the Company, as well as $0.9 million for the purchase of acquired companies.

         Financing activities used approximately $3.8 million for the six months ended June 30, 1999. Substantially all of these funds were used for the repurchase of 536,600 shares of the Company's common stock by the Company. At June 30, 1999, the Company was authorized to repurchase approximately 963,400 additional shares.

         The Company's primary source of liquidity for the past 12 months has been funds generated from operations periodically supplemented by borrowings under a bank line of credit. During the year ended December 31, 1998, the Company established $50.0 million in revolving credit with NationsBank. The amount available under the line of credit at June 30, 1999 was $50.0 million. The Company believes that current projected levels of cash flows and the availability of financing, including borrowings under the Company's credit facility, will be adequate to fund its anticipated cash needs, which may include future acquisitions of complementary businesses, for at least the next 12 months. The Company, depending on market conditions, may consider other sources of financing, including equity financing.

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

                                        Audit and          Remediation           Testing         Implementation
                                        Assessment
         ------------------------------ ------------------ --------------------- --------------- --------------------
         IT - Domestic                      Complete           In Progress        In Progress        3rd Quarter
         ------------------------------ ------------------ --------------------- --------------- --------------------
         ------------------------------ ------------------ --------------------- --------------- --------------------
         IT - International                    75%             In Progress        In Progress        4th Quarter
         ------------------------------ ------------------ --------------------- --------------- --------------------
         ------------------------------ ------------------ --------------------- --------------- --------------------
         Business Operations                Complete             Complete         In Progress        3rd Quarter
         ------------------------------ ------------------ --------------------- --------------- --------------------
         ------------------------------ ------------------ --------------------- --------------- --------------------
         Embedded                           Complete           In Progress            N/A            4th Quarter
         ------------------------------ ------------------ --------------------- --------------- --------------------
         ------------------------------ ------------------ --------------------- --------------- --------------------
         3rd Party                          Complete        3rd - 4th Quarter         N/A            4th Quarter

Year 2000 Readiness Report

         The Company made several acquisitions in 1998 and 1999. It undertook a comprehensive due diligence examination that identified general Year 2000 Readiness issues for itself and the companies it acquired. The Company formalized its efforts by establishing a Year 2000 Working Committee (the "Committee") led by its Chief Information Officer to oversee the integration of its Year 2000 efforts and to implement the Plan. The Committee includes the CEO, CFO, General Counsel, and other Company executives and outside consultants as required. The Company engaged consultants to complete the assessment of its domestic offices and to assist in the assessment of its major international offices.

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

         With some exceptions, the Company does not employ significant custom programming in its front office, work product, or back office systems. The Company's work product is generated for the most part with commercially available statistical, econometric, word processing, spreadsheet, database, or mathematical software for which the Company has obtained Year 2000 Readiness assurances. These software products have been audited and have been or will be updated where appropriate. In the cases where the Company has supplemented these commercially available softwares with custom programming, teams are being established to assess the software. These situations do not represent a significant percentage of the Company's work product. The Company is implementing a software application to aide the monitoring of Year 2000 compliance of new work product and to provide a testing mechanism for the re-use of models, spreadsheets, or databases. This application is a commercially available Year 2000 audit and remediation product specifically designed for Microsoft Windows compliant software applications.

         A conversion was undertaken in 1998 to replace a significant and non-compliant analytic system (used to service client analysis needs), including hardware and software, with a compliant system. The implementation is complete and the conversion of active analytic applications will be complete by September 30, 1999.

         Back office systems including financial accounting, project accounting, fixed asset management, human resources, payroll, and conflict management have been replaced, updated with vendor supplied Year 2000 fixes, or converted to compliant versions of the software. The Company has undertaken tests of its back office systems and expects these systems to present no material problem due to Year 2000 issues. Certain models of personal computers have been identified as non-compliant and will be replaced in 1999. The number of Year 2000 replacements will not exceed the normal annual personal computer turnover.

         The Company contacted the vendors of its principal office systems in order to obtain proof of Year 2000 readiness. The Company's material office systems include its telephone, communications and networking equipment, security and facilities systems, copiers, pagers, voicemail, and faxing systems. Because the Company is highly decentralized with 21 domestic and international offices, it does not expect the audit and remediation of these office systems to be complete before September 30, 1999. Some office systems in the Company's international offices will not be corrected by December 31, 1999, but the Company does not expect such systems to materially affect the Company's ability to complete its engagements.

Clients


         The Company's clients include domestic and international companies, private law firms, the United States and state, local and foreign governments and governmental agencies and government-owned enterprises. The Company has responded to Year 2000 compliance surveys from over 50 of its major clients and shared the readiness information disclosed here. In April 1999, the Company initiated a survey of a cross section of its largest clients (measured by revenue generated for the Company in 1998) to determine their Year 2000 readiness. The Company plans to survey other clients if circumstances warrant and, where practical, to survey new clients upon new engagements. To date the Company has not received responses from all the clients surveyed. Based on the responses received, the Company does not beleive that any client failure to comply with Year 2000 compliance requirements will have a material adverse effect on it

Material Vendors

         The Company performs analytic work on time sensitive matters. Certain vendors have been identified as critical to implementing the Plan. These vendors include payroll, credit, transportation, information resources, and certain maintenance providers of mission critical hardware and software. If one or more of the Company's principal vendors experiences significant business disruption as a result of the Year 2000 issue, it could have a material adverse effect on the Company's business, results of operations and financial condition. For example, if the Company's principal suppliers of real-time electricity data are not functioning properly, the Company may be unable to perform analytic work for clients. Similarly, if hardware used to perform modeling cannot be supported because of a Year 2000 issue at the vendor, the Company's ability to meet client demands for time sensitive analysis might be jeopardized. The Committee continues to monitor the Company's principal vendors and may need to develop contingency plans to replace those vendors whose ability to certify Year 2000 readiness is in doubt. The Committee expects that the process of evaluating and working with outside vendors will continue into the third and fourth quarters of 1999.

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

Costs

         The Company budgeted $300,000 in fiscal years 1999 and 2000 to cover the costs of evaluating systems, acquiring Year 2000 remediation software, additional testing of hardware and software, hiring an outside Year 2000 consultant and administrative costs associated with implementing the Plan. Although the Company believes this amount will be sufficient to meet the costs of the Company's Year 2000 readiness efforts, there can be no assurance that the costs to implement the Plan will not significantly exceed the Company's current estimates. To date, expenditures for Year 2000 readiness have been nominal and associated with the rapid implementation of already planned front office and back office systems upgrades.

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

                                     PART II

Item 1.  Legal Proceedings

          One of the Company's subsidiaries, Apogee Research, Inc. ("Apogee") has received a subpoena from the Office of the Inspector General of the Environmental Protection Agency (the "EPA") requesting records for the period from April 1993 through October 1995 pertaining to a contract between Apogee and the EPA. Apogee has provided records in response to the subpoena. The work under this contract has been completed. The subpoena was served in connection with an EPA investigation relating to the submission of potential false statements and false claims under the contract. Hagler Bailly is unable to determine at this time what effect, if any, the investigation will have on its business, financial condition or results of operations.

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

Item 2.  Changes in Securities

          On April 30, 1999, the Company acquired WIEG, a provider of energy and environmental policy, for cash and stock. The Company issued 144,210 shares of the Company's common stock to the shareholders of WIEG. The shares of common stock issued in connection with the acquisition were exempt from registration pursuant to Section 4[2] of the Securities Act of 1933 and Regulation D promulgated thereunder.

Item 4. Submission of Matters to a Vote of Security Holders

          At the Company's Annual Meeting of Stockholders held on May 13, 1999, the stockholders voted on the (i) election of three directors to serve three-year terms ending at the 2002 Annual Meeting of Stockholders; (ii) ratification and approval of an amendment to the Hagler Bailly, Inc. Employee Incentive and Non-Qualified Stock Option and Restricted Stock Plan (the "Stock Option Plan"); and (iii) the ratification of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 1999.
The voting for each item was as follows:

The Election of Directors
         NAME                             FOR                         WITHHELD
         William E. Dickenson           9,937,397                      626,244
         Robert W. Fri                  9,937,397                      626,244
         Richard H. O'Toole             9,937,397                      626,244

The Ratification of the Amendment to the Stock Option Plan
         FOR                             AGAINST                       ABSTAIN
       9,414,575                         1,147,357                       1,709




         The Ratification of Selection of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 1999.

         ------------------- -------------------- -----------------------------
                  FOR                AGAINST                ABSTAIN
         ------------------- -------------------- -----------------------------
         ------------------- -------------------- -----------------------------
                9,653,188           473,806                 436,647
         ------------------- -------------------- -----------------------------

Item 6. Exhibits and Reports on Form 8-K


(a)      Exhibits

     Exhibit
        No.                                          Description

     2 Sale Agreement between RCG International, Inc., and Hagler Bailly Consulting, Inc. (1)
     2.1 Agreement and Plan of Merger by and among Hagler Bailly, Inc., PHB Acquisition Corp. and Putnam, Hayes and Bartlett, Inc., dated as of June 11, 1998. (5)
     3.1 By-Laws of the Company, as amended. (6)
     3.2 Amended Restated Certificate of Incorporation of the Company. (7)
     4 Specimen Stock Certificates. (1)
     4.1 Registration Rights Agreement dated November 18, 1997 by and between Hagler Bailly, Inc. and Richard R. Mudge, acting as Stockholders' Representation. (3)
     4.2 Form of Escrow Agreement by and among the Company, PHB Acquisition Corp., William E. Dickenson as Stockholders' Representative and State Street Bank and Trust Company, as Escrow Agent. (5)
     4.3 Registration Rights Agreement dated February 23, 1998 by and between Hagler Bailly, Inc. and Michael J. Beck, acting as Stockholders' Representative.
(9)
     4.4 Registration Rights Agreement dated November 17, 1998 by and between Hagler Bailly, Inc. and the stockholders of Fieldston Publications, Inc. and The Fieldston Company. (9)
     10.2 Form of Non-Compete, Confidentiality and Registration Rights Agreement between the Company and each stockholder. (1)
     10.3 Lease by and between Wilson Boulevard Venture and RCG/Hagler Bailly, Inc. dated October 25, 1991. (1)
     10.4 First Amendment to Lease by and between Wilson Boulevard Venture and RCG/Hagler Bailly, Inc., dated February 26, 1993. (1)
     10.5 Second Amendment to Lease by and between Wilson Boulevard Venture and RCG/Hagler Bailly, Inc., dated December 12, 1994. (1)
     10.6 Lease by and between Bresta Futura V.B.V. and Hagler Bailly Consulting, Inc. dated May 8, 1996. (1)
     10.7 Lease by and between L.C. Fulenwider, Inc., and RCG/Hagler Bailly, Inc. dated December 14, 1994. (1)
     10.8 Lease by and between University of Research Park Facilities Corp. and RCG/Hagler Bailly, Inc., dated April 1, 1995. (1)
     10.9 Credit Agreement by and between Hagler Bailly Consulting, Inc. and State Street Bank and Trust Company, dated May 17, 1995. (1)
     10.10 Amendment to Credit Agreement by and between Hagler Bailly Consulting, Inc. and State Street Bank and Trust Company, dated as of June 20, 1996. (1)
     10.11 Extension Agreement by and between Hagler Bailly Consulting, Inc. and State Street Bank and Trust Company, dated as of August 1, 1996. (1)
     10.12 Amendment to Credit Agreement by and between Hagler Bailly Consulting, Inc. and State Street Bank and Trust Company, dated as of November 12, 1996. (1)
     10.13 Term Note by and between Hagler Bailly Consulting, Inc., and State Street Bank and Trust Company, dated May 26, 1995. (1)
     10.14 Revolving Credit Note by and between Hagler Bailly Consulting, Inc. and State Street Bank and Trust Company dated May 26, 1995. (1)
     10.15 Amendment to Credit Agreement by and between Hagler Bailly Consulting, Inc., and State Street Bank and Trust Company, dated as of June 12, 1997. (1)
     10.16 Credit Agreement by and among Hagler Bailly Consulting, Inc., Hagler Bailly Services, Inc. and State Street Bank and Trust Company, dated as of September 30, 1997. (2)
     10.17 Promissory Note by Hagler Bailly Consulting, Inc. and Hagler Bailly Services, Inc. to State Street Bank and Trust Company, dated September 30, 1997.
(2)
     10.18 Security Agreement by and between Hagler Bailly Consulting, Inc. and State Street Bank and Trust Company, dated as of September 30, 1997. (2)
     10.19 Security Agreement by and between Hagler Bailly Services, Inc. and State Street Bank and Trust Company, dated as of September 30, 1997. (2)
     10.20 Guaranties by Hagler Bailly, Inc. to State Street Bank and Trust Company, dated September 30, 1997. (2)
     10.21 Guaranties by HB Capital, Inc. to State Street Bank and Trust Company, dated September 30, 1997. (2)
     10.22 Subordination Agreement and Negative Pledge/Sale Agreement by and between Hagler Bailly, Inc. and State Street Bank and Trust Company for Hagler Bailly Consulting, Inc., dated September 30, 1997. (2)
     10.23 Subordination Agreement and Negative Pledge/Sale Agreement by and between Hagler Bailly, Inc. and State Street Bank and Trust Company for Hagler Bailly Services, Inc., dated September 30, 1997. (2)
     10.24 Guaranty of Monetary Obligations to Bresta Futura V.B.V. by Hagler Bailly, Inc., dated July 23, 1997. (2)
     10.25 Amendment to Credit Agreement by and between Hagler Bailly Consulting, Inc. and State Street Bank and Trust Company dated May 18, 1998. (6)
     10.26 Sublease Agreement by and between Coopers and Lybrand L.L.P. and Hagler Bailly, Inc. dated December 5, 1997. (6)
     10.27 Employment Agreement between the Company and Henri-Claude A. Bailly, dated August 27, 1998. (7)
     10.28 Employment Agreement between the Company and William E. Dickenson, dated August 27, 1998. (7)
     10.29 Employment Agreement between the Company and Howard W. Pifer III, dated June 10, 1998. (7)
     10.30 Amended and Restated Hagler Bailly, Inc. Employee Incentive and Non-Qualified Stock Option and Restricted Stock Plan.
     10.31 Credit Agreement by and between Hagler Bailly, Inc. and The Lenders From Time to Time a Party thereto, as Lenders and NationsBank, N.A., dated November 20, 1998. (8)
     10.32 Revolving Note by and between Hagler Bailly, Inc. and NationsBank, N.A., dated November 20, 1998. (8)
     10.33 Swing Line Note by and between Hagler Bailly, Inc. and NationsBank, N.A., dated November 20, 1998. (8)
     10.34 Subsidiary Guarantee by and among Hagler Bailly Services, Inc., Hagler Bailly Consulting, Inc., HB Capital, Inc., Putnam, Hayes & Bartlett, Inc., TB&A Group, Inc., Theodore Barry & Associates, Private Label Energy Services, Inc., Fieldston Publications, Inc. and NationsBank, N.A., dated
November 20, 1998.                      (8)
     10.35 Form of Security Agreement by and between Hagler Bailly, Inc. and NationsBank, N.A., dated November 20, 1998. (8)
     10.36 Security Agreement by and between Hagler Bailly Consulting, Inc. and NationsBank, N.A., dated November 20, 1998. (8)
     10.37 Security Agreement by and between Hagler Bailly Services, Inc. and NationsBank, N.A., dated November 20, 1998. (8)
     10.38 Security Agreement by and between HB Capital, Inc. and NationsBank, N.A., dated November 20, 1998. (8)
     10.39 Security Agreement by and between Putnam, Hayes & Bartlett, Inc. and NationsBank, N.A., dated November 20, 1998. (8)
     10.40 Security Agreement by and between TB&A Group, Inc. and NationsBank, N.A., dated November 20, 1998. (8)
     10.41 Security Agreement by and between Theodore Barry & Associates and NationsBank, N.A., dated November 20, 1998. (8)
     10.42 Security Agreement by and between PHB Hagler Bailly, Inc. and NationsBank, N.A., dated February 22, 1999. (8)
     10.43 Security Agreement by and between Private Label Energy Services, Inc. and NationsBank, N.A., dated November 20, 1998. (8)
     10.44 Security Agreement by and between Fieldston Publications, Inc. and NationsBank, N.A., dated November 20, 1998. (8)
     10.45 Lease by and between One Memorial Drive Limited Partnership and Putnam, Hayes & Bartlett, Inc. dated January 1, 1998. (8)
     10.46 Lease by and between George H. Beuchert, Jr., Trustee, Thomas J. Egan, Trustee, Oliver T. Carr, Jr., Trustee, William Joseph H. Smith, Trustee, and the Kiplinger Washington Editors, Inc., Trustee, acting collectively as trustee on behalf of the beneficial owner, The Greystone Square 127 Associates, and Putnam, Hayes & Bartlett, Inc. dated March 31, 1997. (8)
     10.47 First Amendment to Lease by and between Greystone Square 127 Limited Liability Company, as successor in interest collectively to The Greystone Square 127 Associates, and George H. Beuchert, Jr., Trustee, and The Kiplinger Washington Editors, Inc., Trustee, the owners of record who held legal title to the Building as trustees on behalf of the Greystone Square 127 Associates, the former beneficial owners of the Building, and Putnam, Hayes & Bartlett, Inc. dated February 10, 1998. (8)
     10.48 Employment agreement between Hagler Bailly Consulting, Inc. and Jasjeet S. Cheema, dated February 2, 1998. (9)
     10.49 First amendment to revolving credit agreement between Hagler Bailly, Inc, the lenders from time to time a party thereto, as lenders, and NationsBank, N.A., dated as of March 22, 1999. (9)


     24 Powers of Attorney (included on Signature Pages) (1)
     27.1 Financial Data Schedule - June 30, 1999


--------------------------------------------------------------------------------
(1) Included in the Company's Registration Statement on Form S-1 filed on July 1, 1997 (No. 333-22207) and incorporated herein by reference thereto.
(2) Included in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, filed on November 14, 1997 and incorporated herein by reference thereto.
(3) Included in the Company's Current Report on Form 8-K filed on December 16, 1997 and incorporated herein by reference thereto.
(4) Included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 31, 1998 and incorporated herein by reference thereto.
(5) Included in the Company's Proxy Statement for Special Meeting of Stockholders dated July 24, 1998 on Form DEFS 14A and incorporated herein by reference thereto.
(6) Included in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed on August 14, 1998 and incorporated herein by reference thereto.
(7) Included in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 13, 1998 and incorporated herein by reference thereto.
(8) Included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1998 and incorporated herein by reference thereto.
(9) Included in Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference thereto.

(b)  Reports on Form 8-K
         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            /s/ William E. Dickenson
                            ----------------------------------------------------
Date:  August 10, 1999      William E. Dickenson
                            President, Chief Executive Officer
                            Chairman of the Board


                           /s/ Glenn J. Dozier
                           -----------------------------------------------------
 Date: August 10,  1999    Glenn J. Dozier
                           Senior Vice President, Chief Financial Officer,
                           Treasurer and Secretary