Form 10-Q
period 1999-09-30
HAGLER BAILLY INC
filed 1999-11-15
CIK 1033693

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

For the quarterly period ended September 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes(XX) No( )

As of October 31, 1999, the Registrant had 17,911,477 shares of its common stock outstanding.

                                        i
                                TABLE OF CONTENTS


Item 1.  Financial Statements..................................................1

 Consolidated Balance Sheets as of September 30, 1999 (Unaudited) and
     December 31, 1998.........................................................1
 Consolidated Statements of Operations for the Three and Nine Months
     Ended September 30, 1999 and 1998 (Unaudited).............................2
 Consolidated Statements of Cash Flows for the Nine Months
     Ended September 30, 1999 and 1998 (Unaudited).............................3
 Notes To Consolidated Financial Statements....................................4

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................................5




                                     Part II



Item 1. Legal Proceedings.....................................................16


Item 2.  Changes in Securities................................................16


Item 6.  Exhibits and Reports on Form 8-K.....................................17


SIGNATURES....................................................................23

                                     PART I

Item 1.  Financial Statements

                               Hagler Bailly, Inc.
                           Consolidated Balance Sheets
                                 (in thousands)
                                                                                      September 30,        December 31,
                                                                                           1999                1998
                                                                                    ---------------------------------------

Assets                                                                                 (unaudited)
Current assets:
       Cash & cash equivalents                                                               $  13,495           $  16,165
       Accounts receivable, net of allowance of $4,839 and $3,888
            at September 30, 1999 and December 31, 1998, respectively                           65,246              59,092
       Note receivable                                                                               -                 382
       Prepaid expenses                                                                          2,763               2,620
       Other current assets                                                                        865                 304
                                                                                    ------------------- -------------------
Total current assets                                                                            82,369              78,563
Property and equipment, net                                                                      8,278               6,463
Software development costs, net                                                                    349                 898
Intangible assets, net                                                                          28,808              14,208
Other assets                                                                                     1,226               1,290
                                                                                    ------------------- -------------------
Total assets                                                                                 $ 121,030           $ 101,422
                                                                                    =================== ===================
                                                                                    =================== ===================
Liabilities and stockholders' equity
 Current liabilities:
       Accounts payable and accrued expenses                                                 $  12,425            $  8,476
       Accrued compensation and benefits                                                        12,517               8,713
       Billings in excess of cost                                                                2,975               2,288
       Current portion of long-term debt                                                           333                 345
       Income taxes payable                                                                        908               2,547
       Deferred taxes                                                                            1,900               1,900
                                                                                    ------------------- -------------------
Total current liabilities                                                                       31,058              24,269
Long-term debt, net of current portion                                                             674                 681
Minority interest                                                                                  260                 177
Deferred income taxes                                                                              927                 927
Other deferred                                                                                   1,853               1,769
                                                                                    ------------------- -------------------
Total liabilities                                                                               34,772              27,823
Stockholders' equity:
       Common stock, $0.01 par value, 50,000 shares authorized;
           17,927 and 16,483 issued and outstanding at September 30,1999                           179                 165
           and December 31, 1998, respectively
       Additional capital                                                                       81,028              72,322
       Retained earnings                                                                         5,254               1,206
       Foreign currency translation                                                              (203)                (94)
                                                                                    ------------------- -------------------
Total stockholders' equity                                                                      86,258              73,599
                                                                                    ------------------- -------------------
                                                                                    =================== ===================
Total liabilities and stockholders' equity                                                   $ 121,030           $ 101,422
                                                                                    =================== ===================
                                                 See accompanying notes.

                      Consolidated Statements of Operations
                                   (Unaudited)
                      (in thousands, except per share data)



                                                            Three months ended                   Nine months ended
                                                              September 30,                        September 30,
                                                          1999             1998               1999              1998
                                                     ---------------  ----------------  ----------------- ------------------
Revenues:
  Consulting revenues                                     $  47,814         $  44,201         $  131,737         $  127,339
  Other revenues                                                314             2,289              1,178              4,743
                                                     ---------------  ----------------  ----------------- ------------------
Total revenues                                               48,128            46,490            132,915            132,082
Cost of services                                             36,571            33,131            100,911             94,812
                                                     ---------------  ----------------  ----------------- ------------------
Gross profit                                                 11,557            13,359             32,004             37,270
Merger-related and other non-recurring costs                      -             2,493                  -              4,212
Selling, general and administrative expenses                  9,097             6,905             24,841             18,298

Stock and stock option compensation                               -                 -                  -              2,595
                                                     ---------------  ----------------  ----------------- ------------------
Income from operations                                        2,460             3,961              7,163             12,165
Other income (expenses), net                                  (122)               258               (31)                179
                                                     ---------------  ----------------  ----------------- ------------------
Income before income tax expense and loss from
  equity investment in joint venture                          2,338             4,219              7,132             12,344
Income tax expense                                              981             1,713              2,853              6,008
                                                     ---------------  ----------------  ----------------- ------------------
Income before loss from equity investment in joint
  venture                                                     1,357             2,506              4,279              6,336
Loss from equity investment in joint venture,
  net of tax                                                    (1)                 -              (231)                  -
                                                     ---------------  ----------------  ----------------- ------------------
Net income                                                 $  1,356          $  2,506          $   4,048          $   6,336
                                                     ===============  ================  ================= ==================
                                                     ===============  ================  ================= ==================

Net income per share:
 Basic                                                     $   0.08          $   0.15           $   0.24           $   0.38
 Diluted                                                   $   0.08          $   0.15           $   0.23           $   0.36
Weighted average shares outstanding:
  Basic                                                      17,267            16,195             16,779             16,636
                                                     ===============  ================  ================= ==================
                                                     ===============  ================  ================= ==================
   Diluted                                                   17,457            16,939             17,246             17,427
                                                     ===============  ================  ================= ==================
                                                     ===============  ================  ================= ==================

                                                  See accompanying notes.










                               Hagler Bailly, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                  in thousands

                                                                             Nine months ended September 30,
                                                                               1999                  1998
                                                                        -------------------   --------------------
Operating activities
Net income                                                                         $ 4,048               $  6,336
Adjustments to reconcile net income to net cash provided by
   operating activities:

       Depreciation and amortization expense                                         4,367                  3,480
       Provision for deferred income taxes                                               -                    749
       Provision for accounts receivable                                             2,168                  (626)
       Loss on equity investment in joint venture                                      231                      -
       Minority interest                                                                83                      -
       Disposal of Fixed Assets                                                          -                    175
       Asset impairment                                                                  -                    456
       Amortization of deferred stock compensation                                       -                  2,595
       Changes in operating assets and liabilities:
             Accounts receivable                                                   (6,371)               (14,535)
             Note receivable                                                           382                      -
             Prepaid expenses                                                        (993)                (4,957)
             Other current assets                                                    (535)                (1,914)
             Other assets                                                             (55)                    265
             Accounts payable and accrued expenses                                   1,116                (1,718)
             Accrued compensation and benefits                                       3,211                (5,115)
             Billings in excess of cost                                                569                  (541)
             Income taxes payable                                                  (2,821)                  1,253
             Other deferred                                                             84                      -
                                                                        -------------------   --------------------
Net cash provided by (used in) operating activities                                  5,484               (14,097)
Investing activities
Acquisition of property and equipment                                              (3,329)                (3,596)
Purchase of acquired Companies, net of cash received                                 (847)                (1,100)
                                                                        -------------------   --------------------
Net cash used in investing activities                                              (4,176)                (4,696)
Financing activities
Issuance of common stock                                                               137                      -
Purchase of treasury stock                                                         (4,115)                      -
Sale  of common stock                                                                    -                 12,676
Dividends paid by foreign subsidiary                                                     -                  (333)
Net borrowings from bank line of credit                                                  -                  3,200
Payments on long term debt                                                               -                (1,003)
                                                                        -------------------   --------------------
Net cash (used in) provided by financing activities                                (3,978)                 14,540

Net decrease in cash and cash equivalents                                          (2,670)                (4,253)
Cash and cash equivalents, beginning of period                                      16,165                 11,813
                                                                        ===================   ====================
Cash and cash equivalents, end of period                                          $ 13,495                $ 7,560
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

Note 2.  Earnings per Share

         Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the respective periods. Diluted earnings per share is inclusive of the dilutive effect of unexercised stock options using the treasury stock method. Weighted average share figures are as follows (in thousands):

                                                 For the three months ended              For the nine months ended
                                                       September 30,                           September 30,
                                                  1999               1998                 1999              1998
                                                  ----               ----                 ----              ----

Net income                                        $1,356             $2,506               $4,048             $6,336
                                            ================= ===================    ================ ==================
                                            ================= ===================    ================ ==================

Weighted average shares of common
   stock outstanding during the period
                                                  17,267             16,195               16,779             16,636

Effect of dilutive securities:
  Stock options                                      190                744                  467                791
                                            ----------------- -------------------    ---------------- ------------------
                                            ----------------- -------------------    ---------------- ------------------

Weighted average shares of common
  stock and dilutive securities
                                                  17,457             16,939               17,246             17,427
                                            ================= ===================    ================ ==================


Note 3.  Business Combinations

         On February 8, 1999, the Company acquired all of the outstanding stock of Lacuna Consulting Limited ("Lacuna"), a United Kingdom corporation, in exchange for 65,000 shares of the Company's common stock. The acquisition was accounted for as a purchase. Accordingly, the consolidated financial statements reflect the results of operations of Lacuna since the date of acquisition. As a result of the transaction, the Company recorded intangible assets of approximately $1.4 million.

         On April 30, 1999, the Company acquired all of the outstanding stock of Washington International Energy Group, Ltd. ("WIEG"), a Washington, D.C.-based worldwide provider of energy and environmental policy consulting research services, in exchange for 144,210 shares of the Company's common stock and approximately $850,000 in cash. The Company has the right to repurchase up to 26,210 of these shares at $ .01 cents per share if the price of the Company's stock meets certain price targets during the three year period following the acquisition. The transaction was accounted for as a purchase. Accordingly, the consolidated financial statements reflect the results of operations of WIEG since the date of acquisition. As a result of the transaction, the Company recorded intangible assets of approximately $1.5 million.

         On June 1, 1999, the Company acquired the remaining minority interest of its joint venture Hagler Bailly Risk Advisors, LLC, a limited liability company located in Houston, Texas, from Objective Resources Risk Advisors, LLC bringing the Company's ownership to 100%.

         On August 12, 1999, the Company acquired all of the outstanding stock of GKMG, Inc. ("GMKG"), a Washington, D.C.-based consulting firm specializing in the economic, strategic, financial, and regulatory analysis of the aviation industry, in exchange for 1,420,000 shares of the Company's common stock. Under the terms of the Share Exchange Agreement by and among the Company, GKMG and former shareholders of GKMG, the Company is obligated to issue additional shares of its common stock to the former shareholders of GKMG with a fair market value (as defined in the Share Exchange Agreement) up to $15 million if certain earnings targets for GKMG are met for the periods July 1, 1999-June 30, 2000 and July 1, 2000-June 30, 2001. In addition, the Company is obligated to issue up to 192,857 additional shares of its common stock to the former shareholders of GKMG if certain stock price performance contingencies are not met. The transaction was accounted for as a purchase. Accordingly, the consolidated financial statements reflect the results of operations of GKMG since the date of acquisition. The Company has recorded intangible assets resulting from the transaction of approximately $12.4 million, based on information available as of the date of the financial statements.

The amount of goodwill resulting from the application of purchase accounting on 1999 acquisitions is tentative based on information available as of the date of the financial statements.

Note 4.  Stock Repurchase Plan

         The Company is authorized to repurchase up to 1.5 million shares of the Company's common stock in the open market or in privately negotiated transactions. As of September 30, 1999, the Company had repurchased 559,700 shares.

Note 5.  Components of Comprehensive Income

         Comprehensive income includes the Company's net earnings adjusted for changes, net of tax, of cumulative translation adjustments. Comprehensive income for each of the three and nine months ended September 30, 1999 and 1998 is as follows (in thousands):

                                           For the three months ended                For the nine months ended
                                                 September 30,                             September 30,
                                            1999                 1998                1999                 1998
                                            ----                 ----                ----                 ----
Comprehensive Income:
    Net income                            $ 1,356            $ 2,506              $ 4,048             $ 6,336

Foreign translation adjustment
                                                5                  19              (66)                  (129)

                                      -----------------     ---------------     ----------------    -----------------
Total comprehensive income
                                          $ 1,361            $ 2,525              $ 3,982             $ 6,207
                                      =================     ===============     ================    =================
                                      =================     ===============     ================    =================



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Statements   included  in  Management's   Discussion  and  Analysis  of
Financial Condition and Results of Operations, which are not historical in nature, are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 21E of the
Securities Exchange Act of 1934, as amended by Public Law 104-67. Forward-looking statements may be identified by words including "anticipate," "believe," "estimate," "expect" and similar expressions. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors such as concentration of the Company's revenues from a relatively limited number of public and private clients involved in the energy and network industries, the Company's ability to attract, retain and manage professional and administrative staff, fluctuations in quarterly results, risks related to acquisitions, and the fact that historical operations and performance are not necessarily indicative of future operations and performance, among others, and other risks and factors identified from time to time in the Company's reports filed with the SEC, including the risk factors identified in the Company's Registration Statement (No. 333-22207) on Form S-1 and the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which are incorporated by reference herein.

     The Company, together with its wholly owned subsidiaries PHB Hagler Bailly Inc., Hagler Bailly Services, Inc., and its domestic and foreign wholly owned subsidiaries, is a leading worldwide provider of strategy, economics and operations consulting services to energy and network industries, including
electric  power,   natural  gas  and  water  utilities,   fuel  providers,
commercial litigation, the environment,   aviation   transportation  and
telecommunications. As of September 30, 1999, Hagler Bailly employed a staff of 881, of which over two-thirds were consulting and technical professionals. The Company'scommon stock is quoted on the NASDAQ National Market under the symbol, "HBIX".

         The Company's revenues consist of consulting revenues and other revenues. Consulting revenues represent revenues associated with professional staff, subcontractors and independent consultants, and client reimbursable expenses. These revenues are derived from the Company's primary business of offering strategy and business operations consulting services to public and commercial rate sector clients. Other revenues include those derived from information-based products and services, and publication of newsletters, reference manuals and data series for the energy and transportation industries. The Company's client base includes both public and commercial rate sector clients. Revenue from the commercial rate sector is typically characterized by higher gross margins than the public sector, yet generally requires a higher relative level of infrastructure support. Consequently, the Company's operating performance is affected by its public sector / commercial rate sector business mix. Through strategic acquisitions and internal growth, the Company has increased its commercial rate sector client base, and will continue to pursue additional growth opportunities in the future.

         On August 12, 1999, the Company acquired all of the outstanding stock of GKMG, Inc. ("GMKG"), a Washington, D.C.-based consulting firm specializing in the economic, strategic, financial, and regulatory analysis of the aviation industry, in exchange for 1,420,000 shares of the Company's common stock. Under the terms of the Share Exchange Agreement by and among the Company, GKMG and former shareholders of GKMG, the Company is obligated to issue additional shares of its common stock to the former shareholders of GKMG with a fair market value (as defined in the Share Exchange Agreement) up to $15 million if certain earnings targets for GKMG are met for the periods July 1, 1999-June 30, 2000 and July 1, 2000-June 30, 2001. In addition, the Company is obligated to issue up to 192,857 additional shares of its common stock to the former shareholders of GKMG if certain stock price performance contingencies are not met. The transaction was accounted for as a purchase. Accordingly, the consolidated financial statements reflect the results of operations of GKMG since the date of acquisition. The Company has recorded intangible assets resulting from the transaction of approximately $12.4 million, based on information available as of the date of the financial statements.

         On September 27, 1999, the Company announced that its Board of Directors retained Banc of America Securities LLC to assist the Company in exploring strategic and financial alternatives to maximize shareholder value, including the potential sale or merger of the Company.

Results of Operations

         The following table presents for the periods indicated the percentage of revenues represented by certain income and expense items, and the percentage period-to-period increase (decrease) in such items:

                                                                                            % Period-to-Period
                                               Percentage of Revenues                 Increase (Decrease) of Dollars
                                       ----------------------------------------     -----------------------------------
                                                                                     Three months        Nine months
                                                                                        ended          ended September
                                                                                      September           30, 1999
                                                                                       30, 1999          compared to
                                                                                     compared to         nine months
                                                                                     three months      ended September
                                                                                        ended             30, 1998
                                                                                      September
                                                                                       30, 1998
                                         Three months         Nine months ended
                                      ended September 30,       September 30,
                                       ------------------     -----------------     ---------------    ----------------
                                         1999     1998         1999     1998
                                         ----     ----         ----     ----
Revenues:
  Consulting                              99.3     95.1         99.1     96.4               8.2                3.5
  Other                                    0.7      4.9          0.9      3.6            (86.3)              (75.2)
    Total revenues                       100.0    100.0        100.0    100.0               3.5                 0.6
Cost of services                          76.0     71.3         75.9     71.8              10.4                 6.4
Merger related and other
  non-recurring costs                        -      5.4            -      3.2           (100.0)              (100.0)

Selling, general, and administrative
  expenses                                18.9     14.9         18.7     13.9
                                                                                           31.7                35.8
Stock and stock option compensation
                                             -        -            -      2.0                 -             (100.0)
Income from operations                     5.1      8.5          5.4      9.2            (37.9)              (41.1)
  Other income (expenses), net           (0.3)      0.6          0.0      0.1           (147.3)             (117.2)
Income before income tax expense and
  loss from equity investment in
  joint venture                            4.8      9.1          5.4      9.3            (44.6)              (42.2)
Income tax expense                         2.0      3.7          2.2      4.5            (42.7)              (52.5)
Income before loss from equity
  investment in joint venture              2.8      5.4          3.2      4.8
                                                                                         (45.8)              (32.5)
Loss from joint venture                    0.0        -        (0.2)        -
Net income                                 2.8      5.4          3.0      4.8            (45.8)              (36.1)


Three months ended September 30, 1999 compared with three months ended September 30, 1998

     Revenues for the three months ended September 30, 1999, increased by approximately $1.6 million, or 3.5%, to $48.1 million from the three months ended September 30, 1998. The increase resulted primarily from $4.5 million of revenues from companies acquired since the third quarter of 1998 as well as approximately $1.0 million of increased volume of pass through equipment sales to the United States Agency for International Development ("USAID") in the Company's public sector market. This increase was partially offset by a decrease in revenues of approximately $2.0 million related to both the sale of certain assets of the Company's public sector consulting practice in September, 1998, and the Company's decision to cease operations in its financial advisory services business in December, 1998, a decrease of approximately $0.8 million because of reduced staff and a decrease of approximately $1.1 million because of contract expiration and reduction.


         Cost of services for the three months ended September 30, 1999, increased by approximately $3.4 million or 10.4%, to $36.6 million from the three months ended September 30, 1998. Cost of services as a percentage of revenue increased from 71.3% in the three months ending September 30, 1998, to 76.0% in the three months ending September 30, 1999, primarily as the result of an increase in cash compensation paid to consulting staff, as well as high pass-through costs associated with the increase in volume of USAID equipment sales, on which minimal margins are earned.

         Selling, general and administrative expenses ("SG&A") for the three months ended September 30, 1999, increased by approximately $2.2 million or 31.7%, to $9.1 million from the three months ended September 30, 1998. Expressed as a percentage of total revenues, SG&A expenses increased from 14.9% in the three months ended September 30, 1998 to 18.9% in the three months ended September 30, 1999. This increase reflects increased business development costs and integration costs related to the centralization of certain operating systems and administrative functions.

         There were no material merger related and other non-recurring costs for the three months ended September 30, 1999, compared with approximately $2.5 million in the three months ended September 30, 1998. The majority of these costs in the comparable period were associated with the Company's business combination with Putnam Hayes & Bartlett, Inc. ("PHB"). The remainder were expenses associated with the Company's business combinations with TB&A Group, Inc. and its wholly-owned subsidiary Theodore Barry & Associates (collectively "TB&A"), and Izsak, Grapin et Associes ("IGA").

         Other income (expenses), net includes interest expense, interest income, minority interest and other income and expenses. For the three months ended September 30, 1999, net expenses were approximately $122,000, compared to net other income of approximately $258,000 in the three months ended September 30, 1998. The net other income in 1998 was primarily related to the sale of certain assets of the Company's public sector consulting practice.

         The Company's effective tax rate increased to 42.0% in the three months ended September 30, 1999 from 40.6% in the three months ended September 30, 1998. The higher effective income tax rate in the three months ended September 30, 1999, results from the associated goodwill amortization of recent business combinations that will be non-deductible for income tax reporting purposes.

     Net income for the three months ended September 30, 1999, decreased by approximately $1.2 million, or 45.8%, to $1.4 million from the three months ended September 30, 1998, for reasons discussed above.

Nine months ended September 30, 1999 compared with nine months ended September 30, 1998

         Revenues for the nine months ended September 30, 1999, increased by approximately $0.8 million or 0.6%, to $132.9 million from the nine months ended September 30, 1998. The increase resulted primarily from approximately $9.1 million of revenues from companies acquired since the third quarter of 1998. This increase was partially offset by a decrease in revenues of approximately $7.4 million related to both the sale of certain assets of the Company's public sector consulting practice in September, 1998, and the Company's decision to cease operations in its financial advisory services business in December, 1998, and an aggregate decrease of approximately $0.9 million company wide.

         Cost of services for the nine months ended September 30, 1999, increased by $6.1 million, or 6.4%, to $100.9 million from the nine months ended September 30, 1998. Cost of services as a percentage of revenue increased from 71.8% in the nine months ending September 30, 1998, to 75.9% in the nine months ending September 30, 1999. The increase resulted primarily from increased staffing costs.

         SG&A for the nine months ended September 30, 1999, increased by approximately $6.5 million, or 35.8%, to $24.8 million from the nine months ended September 30, 1998. Expressed as a percentage of total revenues, SG&A expenses increased from 13.9% in the nine months ended September 30, 1998, to 18.7% in the nine months ended September 30, 1999. This increase reflects increased business development costs and integration costs related to the centralization of certain operating systems and administrative functions.

         There were no material merger related and other non-recurring costs for the nine months ended September 30, 1999, compared with approximately $4.2 million in the nine months ended September 30, 1998. The majority of these costs in the comparable period were associated with the Company's business combination with PHB as well as the Company's business combinations with TB&A and IGA.

         There were no stock and stock option compensation expenses for the nine months ended September 30, 1999, compared with approximately $2.6 million in the nine months ended September 30, 1998. All of these costs in the prior period were related to the business combination with PHB and included non-cash, non-tax deductible compensation based on the difference between the fair market value and book values of PHB common stock issuable under subscriptions within one year of the acquisition of PHB by the Company.

         Other income (expenses), net includes interest expense, interest income, minority interest and other income and expenses. For the nine months ended September 30, 1999, net expenses were approximately $31,000, compared to net other income of approximately $179,000 in the nine months ended September 30, 1998. The net other income in 1998 was primarily related to the sale of certain assets of the Company's public sector consulting practice.

         The Company's effective tax rate decreased to 40.0% in the nine months ended September 30, 1999 from 48.7% in the nine months ended September 30, 1998. The effective tax rate for the comparable period was higher than the provisional rate because of the non-deductibility for tax purposes of the stock compensation charge discussed above.

     Net income for the nine months ended September 30, 1999, decreased by approximately $2.3 million, or 36.1%, to $4.0 million from the nine months ended September 30, for the reasons discussed above.

Liquidity and Capital Resources

         As of September 30, 1999, working capital decreased to $51.3 million from $54.3 million at December 31, 1998 because of an increase in accrued compensation.

         Net cash of approximately $5.5 million was provided by operating activities during the nine months ended September 30, 1999. The primary sources of cash provided by operating activities were net income of approximately $4.0 million, non-cash depreciation of approximately $4.4 million and an increase in accrued compensation and benefits of approximately $3.2 million. These cash flows were partially offset by an increase in accounts receivable of $6.4 million.

         Investment activities used approximately $4.2 million during the nine months ended September 30, 1999. The Company invested approximately $3.3 million in the purchase of office and computer related equipment, leasehold improvements, and other resources necessary to improve operating efficiencies of the Company, as well as approximately $0.8 million for the purchase of acquired companies.

         Financing activities used approximately $4.0 million for the nine months ended September 30, 1999. The Company used approximately $4.1 million in funds for the repurchase of 559,700 shares of the Company's common stock. Under the stock buyback program established by the Board of the Directors, as of September 30, 1999, the Company is authorized to repurchase 940,300 additional shares of the Company's common stock.

         The Company's primary source of liquidity for the past 12 months has been funds generated from operations periodically supplemented by borrowings under a bank line of credit. During the year ended December 31, 1998, the Company established $50.0 million in revolving credit with Bank of America (formerly NationsBank.) The amount available under the line of credit at September 30, 1999 was $50.0 million. The Company believes that current projected levels of cash flows and the availability of financing, including borrowings under the Company's credit facility, will be adequate to fund its anticipated cash needs, which may include future acquisitions of complementary businesses, for at least the next 12 months. The Company, depending on market conditions, may consider other sources of financing, including equity financing.

Year 2000

         The Year 2000 issue is the result of a computer hardware and software design that defines the year field as two digits instead of four digits. Computer programs and systems with this problem will be unable to properly distinguish between the year 2000 and the year 1900. As a result, the programs could fail or yield incorrect results. The Company's business, as well of those of its principal suppliers and clients, is dependent on the ability of its software and hardware systems to properly function. Failure of one or more of these systems of the Company or a material client or a supplier could disrupt the Company's operations and could have a material adverse effect on the Company's business, results of operations and financial condition.

         The Company's Year 2000 Strategy

     The Company has established the Year 2000 Readiness Plan (the "Plan") to prepare for the Year 2000 issue. This Plan is comprised of the following elements:

         Audit, assessment, remediation, and testing of internal systems.

         Obtaining  assurance or information on the state of Year 2000 readiness
     of  our  material   clients  and   suppliers   who   exchange   information
     electronically with us or upon whom our work product may depend.

         Developing contingency plans, when practical, to address potential Year 2000 failures.

The Plan was materially complete as of October 31, 1999.


         Year 2000 Readiness Report

         The Company completed several acquisitions in 1998 and 1999. It undertook a comprehensive due diligence examination that identified general Year 2000 Readiness issues for itself and the companies it acquired. The Company formalized its efforts by establishing a Year 2000 Working Committee (the "Committee") led by its Chief Information Officer to oversee the integration of its Year 2000 efforts and to implement the Plan. The Committee includes the CEO, CFO, General Counsel, and other executives and outside consultants as required. The Company engaged consultants to complete the assessment of its domestic offices and to assist in the assessment of its major international offices.

         The Company's front office systems (used for the delivery of services to clients), both hardware and software, were replaced or significantly upgraded in 1997 and 1998 and were manufactured to be Year 2000 ready (with minor, vendor-identified problems). Due to the mid-1999 release of new Year 2000 "software" fixes from Microsoft, the principal supplier of the Company's front office software, the Company currently expects that the process of updating those systems that are not Year 2000 ready will be performed in the 4th quarter 1999.

         With some exceptions, the Company does not employ significant custom programming in its front office, work product, or back office systems. The Company's work product is generated for the most part with commercially available statistical, econometric, word processing, spreadsheet, database, or mathematical software for which the Company has obtained Year 2000 Readiness assurances. These software products have been audited and have been or will be updated where appropriate. Where the Company has supplemented these commercially available software products with custom programming, teams are being established to assess the software. These situations do not represent a significant percentage of the Company's work product. The Company is implementing a software application to aid the monitoring of Year 2000 compliance of new work product and to provide a testing mechanism for the re-use of models, spreadsheets, or databases. This application is a commercially available Year 2000 audit and remediation product specifically designed for Microsoft Windows compliant software applications.

         A conversion was undertaken in 1998 to replace a significant and non-compliant analytic system (used to service client analysis needs), including hardware and software, with a compliant system. The implementation is complete with all new analytic engagements developed on compliant hardware and software. The conversion of remaining active analytic applications was substantially complete as of October 31, 1999.

     Back office systems including financial accounting, project accounting, fixed asset management, human resources, payroll, and conflict management have been replaced. These were updated with vendor supplied Year 2000 fixes or converted to compliant versions of the software. The Company has tested its back office systems and expects these systems to present no material problems. Certain models of personal computers have been identified as non-compliant and will be replaced in 1999. The number of Year 2000 replacements will not exceed the normal annual personal computer turnover.

     The Company contacted the vendors of its principal office systems and obtained proof of Year 2000 readiness or identified compliance issues which the Company has addressed. The Company's material office systems include its telephone, communications and networking equipment, security and facilities systems, copiers, pagers, voicemail, and faxing systems.

     Because the Company is highly decentralized with 21 domestic and international offices, the remediation of international office systems was not complete as of October 31, 1999. Remediation is underway in the case of mission critical systems judged non-compliant, specifically, a network upgrade in Indonesia. The assessment of the international offices revealed the need to perform version upgrades and software patches similar to those being performed as a result of the domestic audit. Remediation efforts for basic IT systems are underway and substantially complete in most international offices. Some office systems in the Company's international offices may not be corrected by December 31, 1999, but the Company does not expect such systems to materially affect the Company's ability to complete its engagements.




Clients

     The Company's clients include domestic and international companies, private law firms, and federal, state, local and foreign government entities. The Company has responded to Year 2000 compliance surveys from over 50 of its major clients and shared its readiness information. In April 1999, the Company initiated a survey of a cross section of its largest clients (measured by revenue generated for the Company in 1998) to determine their Year 2000 readiness. The Company plans to survey other clients if circumstances warrant and, where practical, to survey new clients upon new engagements. To date, the Company has not received responses from all the clients surveyed. Based on the responses received, the Company does not believe that any client failure to comply with Year 2000 compliance requirements will have a material adverse effect on it.

Material Vendors

     The Company performs analytic work on time sensitive matters. Certain vendors have been identified as critical to implementing the Plan. These vendors include payroll, credit, transportation, information resources, and certain other maintenance vendors of mission critical hardware and software. If one or more of these vendors experiences significant business disruption as a result of the Year 2000 issue, it could have a material adverse effect on the Company's business, results of operations and financial condition. For example, if the Company's principal suppliers of real-time electricity data are not functioning properly, the Company may be unable to perform analytic work for clients. Similarly, if hardware used to perform modeling cannot be supported because of a Year 2000 issue at the vendor, the Company's ability to meet client demands for time sensitive analysis might be jeopardized. The Committee continues to monitor the Company's principal vendors and may need to develop contingency plans to replace those vendors whose ability to certify Year 2000 readiness is in doubt. The Committee expects that the process of evaluating and working with outside vendors will continue through the fourth quarter of 1999.

Contingency Planning

     The Committee has developed a contingency plan in the event that a material system or vendor will not be Year 2000 ready by December 31, 1999.




Costs

     The Company budgeted $300,000 in fiscal years 1999 and 2000 to cover the costs of: (i) evaluating systems, (ii) acquiring Year 2000 remediation software,
(iii) additional testing of hardware and software, (iv) hiring an outside Year 2000 consultant, and (iv) implementing of the Plan. Although the Company believes this amount will be sufficient to meet the costs of the Company's Year 2000 readiness efforts, there can be no assurance that these costs will not significantly exceed the Company's current estimates. To date, expenditures for Year 2000 readiness have been nominal and associated with the rapid implementation of already planned front office and back office systems upgrades.

Risks

The Company perceives that its greatest Year 2000 risk is its dependence on an external network of information providers, vendors, and experts to complete its engagements. Even if the Company can satisfy itself that the systems of its material suppliers and partners are Year 2000 ready, those suppliers and partners in turn rely on other suppliers to operate their businesses. Year 2000-related failures far removed from the Company could trigger a chain of events that could materially affect the Company's business. Certain clients, despite their best efforts, may suffer the effects of Year 2000 failures of others and thus delay, cancel, or substantially alter work in progress resulting in a negative effect on the operations of the Company, including the failure to meet financial expectations or the loss of key personnel. Such a chain of events could also lead to litigation against the Company. The Company also performs work in regions deemed at high risk for Year 2000 disruptions, specifically, Latin America, Eastern Europe, and Asia. Lastly, the Company perceives that the stability of technical and critical office staff is important to the Plan and is considering steps to decrease the risk of losing critical resources. Notwithstanding these efforts, there can be no assurance that Year 2000 problems will not have a material adverse effect on the Company's business, results of operations, or financial condition.

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

         Express One International, Inc. ("Express One") sued Galland, Kharash, Morse & Garfinkle, P.C., a predecessor of the Company's wholly owned subsidiary, GKMG, Inc. ("GKMG"), and two of its shareholders, Robert W. Kneisley and David
K. Monroe, in a Texas state court in 1994 alleging (i) business disparagement or injurious falsehood; (ii) business defamation; and (iii) tortious interference with prospective contracts or business relationships and claiming over $200 million in actual damages and punitive (exemplary) damages of at least three times actual damages. The case was removed to the United District Court for the Northern District of Texas, Dallas Division, where it is currently pending. On October 1, 1999 the court granted GKMG's motion for summary judgment as to dismissal of claims of business disparagement and business libel per se. The Company is unable to determine what effect, if any, this litigation will have on its business, financial condition or results of operations.

         The Company and its subsidiaries are from time to time parties to litigation arising in the ordinary course of business. Except as described above, neither the Company nor any of its subsidiaries is a party to any pending material litigation nor are any of them aware of any pending or threatened litigation that would have a material adverse effect on the Company or its business, financial condition or results of operations.

Item 2.  Changes in Securities

         On August 12, 1999, the Company acquired all of the outstanding shares of GKMG, an aviation consulting company, and issued 1,420,000 shares of its common stock to GKMG's former shareholders in exchange therefor. The shares of common stock issued in connection with the acquisition were exempt form registration pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

Item 6. Exhibits and reports on form 8-K

(a)      Exhibits

Exhibit No.                                                   Description

     2.1 Sale Agreement between RCG International, Inc., and Hagler Bailly Consulting, Inc. (1)

     2.2 Agreement and Plan of Merger by and among Hagler Bailly, Inc., PHB Acquisition Corp. and Putnam, Hayes and Bartlett, Inc., dated as of June 11, 1998. (5)

     2.3 Share Exchange Agreement dated as of August 12, 1999 by and among Hagler Bailly, Inc., GKMG, Inc. and certain former shareholders of GKMG, Inc. (11)

     3.1  By-Laws of the Company, as amended. (6)

     3.2  Amended Restated Certificate of Incorporation of the Company. (7)

     4    Specimen Stock Certificates. (1)

     4.1 Registration Rights Agreement dated November 18, 1997 by and between Hagler Bailly, Inc. and Richard R. Mudge, acting as Stockholders' Representative. (3)

     4.2 Form of Escrow Agreement by and among the Company, PHB Acquisition Corp., William E. Dickenson as Stockholders' Representative and State Street Bank and Trust Company, as Escrow Agent. (5)

     4.3 Registration Rights Agreement dated February 23, 1998 by and between Hagler Bailly, Inc. and Michael J. Beck, acting as Stockholders' Representative.(9)

     4.4 Registration Rights Agreement dated November 17, 1998 by and between Hagler Bailly, Inc. and the stockholders of Fieldston Publications, Inc. and The Fieldston Company. (9)

     4.5  Registration  Rights  Agreement  dated as of  August  12,  1999 by and
          between   Hagler  Bailly,   Inc.  and  James  F.  Miller,   acting  as
          Stockholders' Representative. (11)

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

     10.6 Lease  by  and  between   Bresta  Futura  V.B.V.   and  Hagler  Bailly
          Consulting, Inc. dated May 8, 1996. (1)

     10.7 Lease by and between L.C. Fulenwider, Inc., and RCG/Hagler Bailly, Inc. dated December 14, 1994. (1)

     10.8 Lease by and between University of Research Park Facilities Corp. and RCG/Hagler Bailly, Inc., dated April 1, 1995. (1)

     10.9 Credit Agreement by and between Hagler Bailly Consulting, Inc. and State Street Bank and Trust Company, dated May 17, 1995. (1)

     10.10Amendment   to  Credit   Agreement  by  and  between   Hagler   Bailly
          Consulting, Inc. and State Street Bank and Trust Company, dated as of June 20,1996. (1)

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

     10.13Term Note by and between  Hagler Bailly  Consulting,  Inc.,  and State
          Street Bank and Trust Company, dated May 26, 1995. (1)

     10.14Revolving  Credit Note by and between Hagler Bailly  Consulting,  Inc.
          and State Street Bank and Trust Company dated May 26, 1995. (1)

     10.15Amendment   to  Credit   Agreement  by  and  between   Hagler   Bailly
          Consulting, Inc., and State Street Bank and Trust Company, dated as of June 12,1997. (1)

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

     10.25Amendment   to  Credit   Agreement  by  and  between   Hagler   Bailly
          Consulting, Inc. and State Street Bank and Trust Company dated May 18, 1998. (6)

     10.26Sublease Agreement by and between Coopers and Lybrand L.L.P. and Hagler Bailly, Inc. dated December 5, 1997. (6)

     10.27Employment Agreement between the Company and Henri-Claude A. Bailly, dated August 27, 1998. (7)

     10.28Employment Agreement between the Company and William E. Dickenson, dated August 27, 1998. (7)

     10.29Employment Agreement between the Company and Howard W. Pifer III, dated June 10, 1998. (7)

     10.30Amended and  Restated  Hagler  Bailly,  Inc.  Employee  Incentive  and
          Non-Qualified Stock Option and Restricted Stock Plan. (10)

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

     10.35Form of Security  Agreement  by and between  Hagler  Bailly,  Inc. and
          NationsBank, N.A., dated November 20, 1998. (8)

     10.36Security Agreement by and between Hagler Bailly  Consulting,  Inc. and
          NationsBank, N.A., dated November 20, 1998. (8)

     10.37Security  Agreement by and between  Hagler Bailly  Services,  Inc. and
          NationsBank, N.A., dated November 20, 1998. (8)

     10.38Security  Agreement by and between HB Capital,  Inc. and Nations Bank,
          N.A., dated November 20, 1998. (8)

     10.39Security Agreement by and between Putnam,  Hayes & Bartlett,  Inc. and
          NationsBank, N.A., dated November 20, 1998. (8)

     10.40Security  Agreement by and between TB&A Group,  Inc. and Nations Bank,
          N.A., dated November 20, 1998. (8)

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

     10.42Security  Agreement  by  and  between  PHB  Hagler  Bailly,  Inc.  and
          NationsBank, N.A., dated February 22, 1999. (8)

     10.43Security Agreement by and between Private Label Energy Services,  Inc.
          and NationsBank, N.A., dated November 20, 1998. (8)

     10.44Security  Agreement by and between  Fieldston  Publications,  Inc. and
          NationsBank, N.A., dated November 20, 1998. (8)

     10.45Lease by and  between  One  Memorial  Drive  Limited  Partnership  and
          Putnam, Hayes & Bartlett, Inc. dated January 1, 1998. (8)

     10.46Lease by and  between  George H.  Beuchert,  Jr.,  Trustee,  Thomas J.
          Egan, Trustee, Oliver T. Carr, Jr., Trustee, William Joseph H. Smith, Trustee, and the Kiplinger Washington Editors, Inc., Trustee, acting collectively as trustee on behalf of the beneficial owner, The Greystone Square 127 Associates, and Putnam, Hayes & Bartlett, Inc. dated March 31, 1997. (8)

     10.47First Amendment to Lease by and between  Greystone  Square 127 Limited
          Liability Company, as successor in interest collectively to The Greystone Square 127 Associates, and George H. Beuchert, Jr., Trustee, and The Kiplinger Washington Editors, Inc., Trustee, the owners of record who held legal title to the Building as trustees on behalf of the Greystone Square 127 Associates, the former beneficial owners of the Building, and Putnam, Hayes & Bartlett, Inc. dated February 10, 1998. (8)

     10.48Employment  agreement  between  Hagler  Bailly  Consulting,  Inc.  and
          Jasjeet S. Cheema dated February 2, 1998. (9)

     10.49First amendment to revolving credit agreement between Hagler Bailly, Inc, the lenders from time to time a party thereto, as lenders, and NationsBank, N.A., dated as of March 22, 1999. (9)

     10.50Lease by and between  TrizecHahn,  1550 Wilson  Blvd.  Management  and
          Hagler Bailly Services, Inc. dated August 29, 1999.

     10.51Second amendment to revolving credit agreement between Hagler Bailly, Inc., the lenders from time to time a party thereto, as lenders, and NationsBank, N.A., dated as of August 11, 1999.

     10.52Security Agreement by and between GKMG, Inc. and NationsBank, N.A., dated August 11, 1999.

     10.53Security Agreement by and between GKMG Consulting  Services,  Inc. and
          NationsBank, N.A., dated August 11, 1999.

     24   Powers of Attorney (included on Signature Pages) (1)

     27.1 Finacial Data Schedule - September 30, 1999




               -----------------------------------------------------------------
               (1) Included in the Company's Registration Statement on Form S-1 filed on July 1, 1997 (No. 333-22207) and incorporated herein by reference thereto.

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

          (9)  Included in the Company's  Quarterly  Report on Form 10-Q for the
               quarter  ended  March  31,  1999,  and  incorporated   herein  by
               reference thereto.

          (10) Included in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference thereto.

          (11) Included in the Company's Current Report on Form 8-K filed on August 26, 1999 and incorporated herein by reference thereto.

(b)      Reports on Form 8-K

      On August 26, 1999, the Company filed a current report on Form 8-K to report its acquisition of all of the shares of GKMG, Inc., an aviation consulting firm.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 15, 1999             /s/ William E. Dickenson
                                     ------------------------
                                    William E. Dickenson
                                    President and Chief Executive Officer

Date: November 15, 1999             /s/ Geoffrey W. Bobsin
                                    ----------------------
                                 Senior Vice President, Chief Financial Officer, Treasurer and Secretary