Form 10-K
period 1999-12-31
HAGLER BAILLY INC
filed 2000-03-30
CIK 1033693

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended              Commission File Number.
                     December 31, 1999                                 0-29292

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

                                                                Yes No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         As of March 1, 2000, 17,927,812 shares of the Registrant's common stock, par value $0.01 per share, were outstanding. The aggregate market value of the voting stock held by non-affiliates* of the Registrant, (based upon the closing price of such shares on the Nasdaq National Market on March 1, 2000) was approximately $40,830,202.

         The Registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 11, 2000 is incorporated by reference into Part III of this Annual Report on Form 10-K.

* For the purposes of this calculation, the registrant is not including stock held by executive officers, directors and beneficial owners of more than five percent (5%) of the registrant's outstanding common stock.


--------------------------------------------------------------------------------

                      HAGLER BAILLY, INC. AND SUBSIDIARIES
                             FORM 10-K ANNUAL REPORT
                        FOR YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS



 PART I.......................................................................1

   ITEM 1 -BUSINESS...........................................................1
   ITEM 2 -PROPERTIES........................................................21
   ITEM 3 -LEGAL PROCEEDINGS.................................................21
   ITEM 4 -SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............21
PART II......................................................................22

     ITEM 5 -MARKET FOR THE  REGISTRANT'S  COMMON STOCK AND RELATED  STOCKHOLDER
MATTERS......................................................................22
   ITEM 6 -- SELECTED FINANCIAL DATA.........................................22
     ITEM 7  -MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION AND
RESULTS OF OPERATIONS........................................................25
   Item 7A -Quantitative and Qualitative Disclosures about Market Risk.......35
   ITEM 8 -CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA...........36
     ITEM 9 -CHANGES IN AND  DISAGREEMENT  WITH  ACCOUNTANTS  ON ACCOUNTING  AND
FINANCIAL DISCUSSIONS........................................................36

PART III.....................................................................37

   ITEM 10 -DIRECTORS AND EXECUTIVE OFFICERS OF HAGLER BAILLY................37
   ITEM 11 -EXECUTIVE COMPENSATION...........................................37
   ITEM 12 -SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...37
   ITEM 13 -CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................38
PART IV......................................................................38

   ITEM 14 -EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K...........38

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS...................................39

1

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

         The public may read and copy materials filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0300. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding companies that file electronically (such as the Company) with the SEC. The SEC's internet address is http://www.sec.gov.
The Company's Internet address is http://www.haglerbailly.com.

PART I


ITEM 1 - BUSINESS

Introductory Note

           On February 8, 1999, the Company acquired all of the outstanding stock of Lacuna Consulting Limited ("Lacuna"), a United Kingdom corporation, in exchange for 65,000 shares of the Company's common stock. The acquisition was accounted for as a purchase. Accordingly, the consolidated financial statements reflect the results of operations of Lacuna since the date of acquisition.

          On March 22, 1999, the Company announced that its Board of Directors authorized the repurchase of up to 1,500,000 shares of the Company's common stock from time to time in the open market or in privately negotiated transactions. As of December 31, 1999, the Company had reacquired 559,700 shares of its stock at a total net cost of approximately $4.1 million.

         On April 30, 1999, the Company acquired all of the outstanding stock of Washington International Energy Group, Ltd. ("WIEG"), a Washington, D.C.-based worldwide provider of energy and environmental policy consulting research services, in exchange for 144,210 shares of the Company's common stock and approximately $850,000 in cash. The Company has the right to repurchase up to 26,210 of these shares at $ 0.01 cents per share if the price of the Company's stock meets certain price targets during the three year period following the acquisition. The transaction was accounted for as a purchase. Accordingly, the consolidated financial statements reflect the results of operations of WIEG since the date of acquisition.

          On June 1, 1999, the Company received the remaining minority interest of its joint venture Hagler Bailly Risk Advisors, LLC, a limited liability company located in Houston, Texas, from Objective Resources Group Risk Advisors, LLC bringing the Company's ownership to 100%.

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

      On September 27, 1999, the Company announced that its Board of Directors retained Banc of America Securities, LLC to assist the Company in exploring strategic and financial alternatives to maximize shareholder value, including the potential sale or merger of the Company.

         On December 31, 1999, the Company sold the assets of its whollyowned subsidiary Izsak, Grapin et Associes ("IGA"). As a result of the transaction, the Company sold assets for approximately $0.6 million, resulting in a loss of approximately $68,000.

         In December 1999, the Company announced a repositioning plan in which the Company would focus on its core consulting business and streamline operations to achieve manageable growth levels and enhance shareholder value in the future.

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

      Over the past 20 years, the Company has developed expertise in management, economic and operations consulting to clients in the energy, network (including electric, gas and water utilities), transportation, and telecommunications industries, commercial litigation and the environment. By maintaining its industry focus, the Company has established itself as one of the premier consulting firms in these fields.



Business Model

         The Company's business strategy is to combine proprietary knowledge and methods with industry expertise and functional consulting skills to develop customized solutions for its clients' complex business problems, then offer resources such as information technologies needed to implement and sustain the solutions, thereby creating tangible long-term value for the client.

     To better serve the varying needs of its clients, the Company provides its services through the following subsidiaries, PHB Hagler Bailly, Inc. ("PHB Hagler Bailly"), GKMG, Hagler Bailly Services, Inc. ("Hagler Bailly Services"), Hagler Bailly Risk Advisors, Inc. ("HBRA"), and its joint venture Cap Gemini Hagler Bailly, LLC ("Cap Gemini Hagler Bailly").

         Through PHB Hagler Bailly, the Company provides commercial rate consulting services in the areas of strategic advice and analysis to commercial sector clients (including businesses and governments) in developed countries helping clients solve issues involving energy, telecommunications, transportation, water resources, the environment, litigation and other matters. Referred to as the commercial segment, PHB Hagler Bailly's consulting professionals have first-hand experience in developing sound strategies and applying business principles that focus on issues and increase enterprise value. PHB Hagler Bailly has been at the forefront of assessing market strength, providing asset valuations and performance measurements, analyzing competition, measuring risks, and improving financial and operating performance.

         Through GKMG, the Company provides management and economic consulting to the aviation industry on how to compete in the deregulated, competitive transportation environment.

         Through Hagler Bailly Services, the Company provides government rate consulting services in the areas of advisory and technical services to government sector clients worldwide in energy, transportation, water, telecommunications, and the environment. Referred to as the government segment, Hagler Bailly Services, in addition to U.S. federal and state governments, advises multilateral and bilateral donor and financial organizations as well as foreign governments, and selected commercial clients in emerging or developing markets. Hagler Bailly Services' consulting experts provide public policy assistance by advising governments and business leaders on the evolution of specific policies in each country and creating a global view of policy reforms. Hagler Bailly Services has been at the forefront of developing policy and pricing frameworks, formulating national and provincial strategy and planning, drafting laws and regulations, managing the transition to competitive markets, promoting investment and business creation, evaluating assets, and promoting sustainable development.

         Through HBRA, the Company provides enterprise risk management for energy companies.

         Through its joint venture Cap Gemini Hagler Bailly, the Company provides information technology (IT) consulting services and customized solutions to electricity, gas and water companies in the United States and Canada.

Service Offerings

         The Company's services are provided through specialized practices that are designed to work together to provide clients with the full range of services and capabilities of the Company. From an operational standpoint, the Company regularly reviews and, as appropriate, restructures these practices and their services to address the changing business problems, strategic alternatives and policy issues facing its clients.

PHB Hagler Bailly

Energy Industry Management and Economic Consulting. The Company provides management and economic consulting to clients in the energy industry through the following practices:

|X| Corporate Strategy - helps clients reposition and reinvent their business in a rapidly changing environment to significantly enhance enterprise value.

|X| Asset Management - helps clients optimize existing portfolios of assets and evaluate purchases of new assets by providing economic and financial analysis. These services include analysis and advice regarding portfolio management, performance improvement involving benchmarking to assess best practices and relative performance, and revenue enhancement involving analysis of service line and market reach extension, bid support systems, market entry strategy and sales tactics.

|X| Retail Energy and eCommerce - helps clients launch new, or expand existing, retail businesses in response to the retail utility sector, which is evolving to encompass all utility content flows. Services include retail access & implementation, retail strategy and marketing, utility customer care strategy & implementation, and energy acquisition strategy involving the negotiation of energy supply contracts.

|X| Integration of Mergers & Acquisitions - helps clients better understand and manage the process by which decisions are made and by which mergers and acquisition are integrated. Services include: developing acquisition strategy, supporting management through the merger completion, and incorporating change management and information technology to achieve the expected results from the merger.

|X| Competition, Markets and Regulation - provides industry economics involving: the analysis of the economic ramifications of industry restructuring; market power and merger assistance to investor-owned utilities in federal and state regulatory proceedings involving the proposed business combinations; restructuring and market design and analysis; and the analysis of the impact of traditional and pro-competitive regulatory policy.

|X| Fuels - The Company's fuel practice generates current and historical information on the fuels consumed by generators and their operating characteristics. This information is used to model power markets and to assist generators and fuels producers in litigation and contract matters, and asset owners in their strategic planning activities.

Environmental Litigation and Management Consulting Services. The Company helps domestic and international clients manage environmental issues and prevent environmental problems through the following practices:

|X| Insurance Recovery - helps clients pursue and evaluate recovery of past and future costs through environmental insurance claims, assists with settlement negotiations as a strategic advisor or as a member of the negotiation team, and provides services related to litigation or expert testimony or both.

|X| Environmental Management - helps clients identify their existing systems that may be creating a business risk, either by exposing the company to potential violations or by creating unnecessary liabilities. The Company then designs specific measures to reduce these risks through improved management systems.

|X| Cost Recovery - provides expert analysis and opinion on the consistency of incurred costs with the requirements of the National Oil and Hazardous Substances Pollution Contingency Plan pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") actions and actions pursuant to equivalent state statutes, government agencies or private parties.

|X| Compliance - provides economic analysis and litigation support to clients and their counsel in environmental noncompliance penalty cases.

|X| General Environmental Litigation - provides damage testimony in contract disputes on a variety of environmental issues including the retention of environmental liabilities, natural resource damages and property damage rebuttals in toxic tort suits.

General Industries Litigation Consulting. The Company assists law firms and corporate counsel with litigation, mediation and arbitration matters from liability and causation issues to determination of damages and prejudgment interests, litigation strategy and settlement negotiations, and provides economic and business analysis and expert testimony on liability and damages issues. In addition, the Company helps clients develop litigation strategies, identify and select potential witnesses, conduct discovery, and design and manage technical research as well as assists counsel in reconstructing and critiquing the work of opposing experts, preparing materials for use in depositions and cross-examination of those experts.

Telecommunications Consulting. The Company provides a comprehensive approach to competitive pressures, rapid technological change and unpredictable regulatory developments in the telecommunications industry to clients through the following practices:

|X|   Market Research and Analysis - provides research on customer issues.

|X| Market Strategy - provides advice on market strategy and the development of processes and products to support growth strategies.

     |X| Litigation Support - provides economic and business evidence and expert testimony in both commercial disputes and regulatory proceedings.

|X| Asset Valuation - analyzes the financial and operational performance of clients using proprietary performance measurement and modeling and provides benchmarking of operational performance to industry leaders.

|X| Restructuring, Mergers and Diversification - provides economic analysis of the potential competitive impact of proposed mergers and advice on deal structures and assists in identifying strategic partners and post-merger integration.

|X|   eCommerce - provides analysis of eCommerce markets.



GKMG

Aviation Industry Management and Economic Consulting. Through the Company's wholly owned subsidiary, GKMG, Hagler Bailly provides the following services to clients in the aviation industry through the following practices:

|X| Airport Services - provides strategic planning and forecasting, air service marketing, aeropolitical strategies, airline business relations and negotiations, cargo development and marketing, airport finance development plans and financing strategies and airport privatization involving providing turnkey services to governments desiring to privatize airports and airport facilities.

|X| Airline Services - provides strategic, technical, and analytic services to airlines including: alliance planning; negotiation and implementation; economic and financial feasibility studies; market analysis and hub analysis; strategic and aeropolitical planning; compliance with economic, safety and security requirements; labor strategies; and airline fleet planning, aircraft acquisition, and leasing strategies.

|X| Vendor Services - supports the business strategies of vendors to the airline and airport markets.



Hagler Bailly Services

     Government Energy Consulting Practice. The Company supports government clients in emerging market economies through the following practices:

|X| Energy Sector Reform - assists in the reformation of national energy policy to promote competition and foreign investment, and encourage privatization. Expert services include drafting and passage of revised energy legislation, establishment of independent energy regulatory agencies, assistance with licenses and tariffs and development of wholesale markets and their rules.

|X| Energy Efficiency - works on energy efficiency issues in emerging market countries. Global climate change is a key area of focus wherein the Company's experts conduct energy efficiency audits and energy management programs in industrial enterprises and district heating systems.

|X| Engineering - conducts specific engineering projects in support of the two primary functional areas of energy efficiency and energy sector reform.

Government Water and Environmental Consulting. The Company provides management and analytical consulting to government clients in the water industries and the environment through the following practices:

|X| Water Sector Strategy, Management and Operations - provides business process improvement, change management, cost, rate and financial analyses, asset management, revenue enhancement and financial planning, process benchmarking, performance measurement systems, regionalization of service and outsourcing and privatization support.

|X|        Clean   Technology  and   Environmental   Sustainability  -  provides
           technical and engineering services supporting clean technology, water and energy use efficiency and pollution prevention.

|X| Policy and Applied Economics - provides policy and applied economic analysis in support of national and local environmental sustainability programs.

|X| Water Resources Systems Management - provides integrated, comprehensive water resources management services to clients worldwide.

Government Transportation Consulting. The Company provides clients with market and operations strategy in finance, economics, and competitive positioning through the following practices:

|X| Intelligent Transportation Systems (ITS) and Technology - provides innovative solutions to transportation and technology needs through program management, partnership building, market analysis and business planning.

|X| Planning and Economics - assists in linking multi-modal transportation investment plans, project capitalization and economic development to help government and commercial clients implement better decisions.

|X| Infrastructure Finance and Strategy - applies cutting-edge analysis and institutional know-how to help clients develop and implement infrastructure finance strategies at both the program and project levels.

|X|        Policy  and  Strategy  -  provides   policy  analysis  and  strategic
           solutions that enable decision-makers to address emerging issues in transportation policy.


HBRA

Supply, Logistics, Trading and Risk Management. Through its wholly owned subsidiary HBRA, the Company provides clients with enterprise, revenue stream and supply portfolio risk management services to energy companies and major energy consumers. These services cover the full value chain of risk management, from corporate governance and policies and procedures to analytics, business processes, system selection and integration, and to strategy simulation and trader training.


Cap Gemini Hagler Bailly

Information Technology (IT) Implementation Services. Though its joint venture Cap Gemini Hagler Bailly, the Company provides IT implementation services. Cap Gemini Hagler Bailly's personnel work closely with other Company consultants to design and implement technology solutions for electricity, gas and water industries clients, particularly in connection with customer relationship management ("CRM"), solutions, e-business, merger and acquisition integration activities, and enterprise risk management platforms.

Information Resources. The Company has assembled and integrated detailed network industry experience with systems and resources that allow it to package and deliver information and insights in a variety of forms. These include: a benchmarking program of utility operations and management practices; proprietary, comprehensive statistical databases; and state-of-the-art market research capabilities.

Competitive Conditions

         The market for consulting services in energy, network industries and the environment is intensely competitive, highly fragmented and subject to rapid change. The market includes a large number of participants from a variety of consulting market segments, both in the United States and abroad, including general management consulting firms, the consulting practices of accounting firms, consulting engineering firms, technical and economic advisory firms and market research firms. Many information technology-consulting firms also maintain significant energy, network industry and environmental practices and others may enter the field in the future. Many of these companies are national and international in scope and may have greater financial, technical and marketing resources than the Company.

         Hagler Bailly believes that it is in a strong position to compete in this market. The Company believes that several factors distinguish it from many of its current and potential competitors in the consulting industry.

|X| Industry Focus. Since its inception, the Company has maintained its focus on providing a broad array of consulting services to clients in the energy and network industries and the environment. This focus differentiates the Company from general management consulting firms that serve a full range of industries and firms with limited skill sets and capabilities. The Company believes that the insights gained by working worldwide allow it to customize leading-edge-consulting concepts and tools to specific situations and thus provide tangible value, rather than just theories, to its clients.

|X| Full Service Capabilities. The Company's strategy is to partner with its clients in conceptualizing and implementing solutions, which significantly increase enterprise value, by building a broad range of consulting platforms enabling it to meet its clients' needs. These include strategy, asset management, marketing and sales, product development, energy supply, logistics and risk management, operations management, information systems and technology, economic analysis, environmental management and commercial litigation.

     |X| Worldwide Presence and Reputation. The Company currently has a total of 18 principal offices, 10 of which are outside the continental United States:
Argentina (Buenos Aires), Australia (Melbourne and Sydney), Canada (Toronto), China (Beijing), France (Paris), Indonesia (Jakarta), New Zealand (Wellington), and the United Kingdom (London and Rugby). The Company has employees from over 30 nations giving it powerful insights into various cultures and ways of conducting business. The Company's international business mix and office locations reflect a conscious blend of business in developed and developing economies. In addition to its presence in the developed markets of Western Europe, Australia and New Zealand, the Company is positioned to support the development and growth of modern network industries in the rapidly evolving economies of the Asia/Pacific region.

|X| Longstanding Relationships with Substantial Clients. A substantial share of the Company's business has historically been derived from additional sales to existing customers. In 1999, the Company received additional business from approximately 50% of the clients who had engaged the firm in the prior year. During 1999, approximately 72% of the Company's revenue was from clients served in the prior year. In addition to continuity, the Company's client relationships are marked by the client size and importance in respective markets.

|X| Government Sector Insight. The Company has worked with a number of government sector organizations, including the United States Agency for International Development ("USAID"), the Environmental Protection Agency, the European Union, the U.K. Knowlton Fund, the Asian Development Bank, the European Bank for Reconstruction and
           Development, and the World Bank for many years. This gives the Company a special perspective on the energy, utility and environmental industries and enhances the Company's reputation and ability to compete successfully for consulting business.

     |X| Proprietary Knowledge and Methods. The Company has developed proprietary information bases, analytical tools and methods providing it with distinct competitive advantages. Examples include: (i) Operating Plant Experience Code (OPEC), an analytical database of nuclear power experience that captures the causes and effects of outages and deratings at U.S. nuclear power plants; (ii) Competitive analysis screening Model (CASm), a proprietary model used to evaluate market power issues in electric generation; (iii) Strategy Enablers Protocol (SEP), a proprietary method that offers a highly disciplined executive level process to identify new avenues of growth; (iv) TB&A Benchmarking, a leading source of information on utility operations and management practices in distribution, transmission, customer service and marketing; and (v) Field Data, a set of linked databases which provides up to date information on current and historical fuel prices, emission allowances, power plant characteristics and fuel prediction statistics that are used in the Company's power modeling efforts and in its economic analysis.

|X| Experienced Team of Management and Consultants. The Company's management and senior consultants have a wide range of expertise and experience in the network industries, litigation and environmental consulting sectors. In addition, many of the senior management and consultants have worked extensively with one another. Management's average tenure with the Company is approximately 13 years.

|X| Established Global Visibility. The Company's staff frequently publishes articles and is invited to present at industry gatherings and conferences. The staff is also active in several industry groups and professional associations including elected or appointed positions.



Marketing and Sales

         The Company markets its services from its headquarters in Arlington, Virginia and through each of its subsidiaries. The Company employs a number of business development and marketing strategies to communicate with prospective and current clients, including, but not limited to, on-site presentations; industry seminars featuring presentations by the Company's management and consultants; speeches; articles in industry, business, economic, legal and scientific journals; and through other publications and press releases regarding the energy, network industries and the environment and the Company's methodologies. A significant portion of the new business arises from prior client engagements. The Company often leverages client relationships by cross-selling its services. Clients often expand the scope of engagements during delivery to include follow-on complementary activities.

         Also, the Company's on-site presence affords it opportunities to become aware of, and to help define, additional project opportunities as they are identified by the client. Strong client relationships arising out of many engagements often facilitate the Company's ability to market additional capabilities to its clients in the future.

         In the commercial sector, client acquisition techniques include referrals and focused presentations to boards of directors and chief decision-makers of prospective clients. Presentations generally focus on opportunities in the market segments most relevant to the prospective clients, examples of the Company's previous work in related industries and the Company's international capabilities.

         In the government sector, contracts are awarded primarily on the basis of competitive solicitation. The Company has developed strong capabilities to prepare proposals that respond to complex requests and often require the integration and coordination of the services of several subcontractors and independent consultants. The Company has also developed a detailed understanding of government and other institutional procurement regulations in the United States and abroad. In addition, in order to obtain government contracts, consultants must adhere to stringent cost, accounting and regulatory controls. In order to comply with such requirements, the Company holds training seminars to ensure compliance with applicable government regulations and uses a sophisticated computer-based accounting system that allows it to track costs in adherence to government standards. The Company also meets government sector clients' cost guidelines through competitive pricing and internal cost structures.


Human Resources

         As of December 31, 1999, the Company's personnel consisted of 776 full-time employees, including 481 full-time consultants with extensive expertise in a variety of disciplines, including business, economics, finance and accounting, decision theory, statistics, operations research and marketing.

         Approximately two-thirds of the full-time consulting staff have advanced degrees. The Company integrates the diverse academic backgrounds and corporate and government sector experience of its consultants into multidisciplinary teams with solid analytical skills and broad practical experience. The Company's management and practice leaders average over 20 years of experience.

            The Company supplements its consultants on certain engagements with independent contractors and senior advisors. The Company believes that its practice of retaining independent contractors on a per-engagement basis provides it with greater flexibility in tailoring professional personnel to meet the needs of its clients.


Risk Factors

|X| Attraction, Retention and Management of Professional and Administrative Staff. The Company's business involves the delivery of professional services and is labor intensive. The Company's future performance depends in large part upon its ability to attract, develop, motivate and retain highly skilled consultants, research associates and administrative staff, particularly senior professionals with business development skills.

           In connection with its recruiting efforts, the Company seeks employees from top graduate schools with prior relevant consulting experience and strong project management, analytic and communications skills in competitive and regulated industries, especially those with meaningful international experience. The Company also hires professionals with senior executive experience directly from the industry.

           Qualified consultants are in great demand, and there is significant competition for employees with these skills from other consulting and investment banking firms, research firms, energy companies and many other related enterprises. Although the Company attracts and motivates its professional and administrative staff by offering competitive packages of base and incentive cash compensation, stock options, bonuses and attractive benefits, many competing firms have greater financial resources than the Company, which they may use to attract and compensate qualified personnel. There can be no assurance that the Company will be able to attract and retain sufficient numbers of highly skilled consultants in the future. The loss of the services of a significant number of consultants, research associates or administrative personnel could have a material adverse effect on the Company's business, operating results and financial condition, including its ability to secure and complete engagements.

     |X| Concentration of Revenues. Over half of the revenues of the Company are derived from commercial and government clients involved in the energy, network industries and environment. As a result of this focus, the Company's business, financial condition and results of operations are influenced by factors affecting these markets, including, but not limited to, changing political, economic and regulatory influences that may affect the procurement practices and operations. In particular, many electric and gas utilities are consolidating to create larger organizations or strategic alliances. These consolidations and alliances will reduce the number of potential customers for the Company and may also create conflicts of interest between clients. In addition, these consolidations and alliances may result in the acquisition of certain of the Company's key clients, and such clients may scale back or terminate their relationship with the Company following their acquisition. Similarly, cutbacks in the network industries and/or environmental budgets of the United States and other governments could result in the scale back or termination of some of the Company's government sector contracts. USAID is the Company's largest government sector client and accounts for approximately 56% of that segment's sales. The impact of these developments is difficult to predict and could have a material adverse effect on the Company's business, financial condition and results of operations.

     |X| Ability to Sustain and Manage Growth. The Company has experienced rapid growth in recent years. The Company completed five acquisitions in 1998, including the acquisition of Putnam, Hayes and Bartlett, Inc. ("PHB") and three acquisitions in 1999. The Company believes that sustaining such growth places a strain on operational, human and financial resources. In order to manage its growth, the Company must continue to improve its operating and administrative systems and to attract and retain qualified management and professional, scientific and technical-operating personnel. Foreign operations also may involve the additional risks of assimilating differences in foreign business practices, hiring and retaining qualified personnel, and overcoming language barriers. Failure to manage such growth effectively could have a material adverse effect on the Company's business.

     |X| Risks Related to Possible Acquisitions. An element of the Company's strategy is to expand its operations through the acquisition of complementary businesses. There can be no assurance that the Company will be able to identify, acquire, profitably manage or successfully integrate any acquired businesses into the Company without substantial expenses, delays or other operational or financial problems. Moreover, competitors of the Company are also soliciting acquisition candidates, which could result in an increase in the price of acquisition targets and a decrease in the number of attractive companies available for acquisition. Further, acquisitions may involve a number of special risks, including diversion of management's attention, failure to retain key acquired personnel, increased costs to improve managerial, operational, financial and administrative systems, unanticipated events or circumstances, legal liabilities, increased interest expense and amortization of acquired intangible assets, some or all of which could have a materially adverse impact on the Company's business, operating results and financial condition. Client satisfaction or performance problems at a single acquired firm could have a materially adverse impact on the reputation of the Company as a whole. In addition, there can be no assurance that acquired businesses, if any, will achieve anticipated revenues and earnings. The failure of the Company to manage its acquisition strategy successfully could have a material adverse effect on the Company's business, operating results and financial condition.

     |X| Dependence on Key Clients. The Company derives a significant portion of its revenues from a relatively limited number of clients. For example, revenues from the Company's ten most significant clients accounted for approximately 31%, 39% and 35% of its total revenues in 1999, 1998 and 1997, respectively. USAID is the Company's largest client, accounting for approximately 18%, 22% and 20% of Hagler Bailly's total revenues in 1999, 1998 and 1997, respectively. Clients typically retain the Company as needed on an engagement basis rather than pursuant to long-term contracts, and a client can usually terminate an engagement at any time without a significant penalty. Moreover, there can be no assurance that the Company's existing clients will continue to engage it for additional assignments or do so at the same revenue levels. The loss of any significant client could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the level of the Company's consulting services required by an individual client can diminish over the life of its relationship with the Company, and there can be no assurance that the Company will be successful in establishing relationships with new clients as this occurs.

|X| Professional and Other Liability. The Company's services involve risks of professional and other liability. If the Company were found to have been negligent or to have breached its obligations to its clients, it could be exposed to significant liabilities and its reputation could be adversely affected. In connection with many of its government sector engagements, the Company employs the services of local staff and uses consultants who are independent contractors. Negligent or illegal acts, or ethical violations by these independent contractors could adversely affect the Company.

     |X| Government Sector Market and Contracting Risks. A portion of the Company's revenues were derived from contracts or subcontracts with U.S. government sector clients. Providing consulting services to U.S. government sector clients is subject to detailed regulatory requirements and government policies as well as to funding priorities. Contracts with U.S. government sector clients may be conditioned upon the continuing availability of public funds, which in turn depends upon lengthy and complex budgetary procedures, and may be subject to certain pricing constraints. Moreover, U.S. government sector contracts may generally be terminated for a variety of factors, including when it is in the best interests of the respective government. There can be no assurance that these factors or others unique to contracting with governmental entities will not have a material adverse effect on the Company's business, results of operations and financial condition.

|X| Intense Competition. The market for consulting services in the energy, network and the environment industries is intensely competitive, highly fragmented and subject to rapid change, and such competition is likely to increase in the future. Many of the Company's competitors have greater personnel, financial, technical and marketing resources than the Company. The Company also competes with its clients' internal resources, particularly where such resources represent a fixed cost to the client. This source of competition may heighten as consolidation of electric and gas utility and other energy industry companies creates larger organizations. There can be no assurance that the Company will be able to compete successfully with its existing competitors or with any new competitors.

     |X| Risk of International Operations. The Company operates either permanent or project offices in a number of foreign countries. The Company expects to continue to expand its international operations and offices primarily in Western Europe and in the Asia-Pacific region. Expansion requires considerable management and financial resources and may negatively impact the Company's near-term results of operations. The Company's international operations are subject to numerous potential challenges and risks, including war, civil disturbances, other political and economic conditions in various jurisdictions such as tariffs and other trade barriers, longer accounts receivable collection cycles, fluctuations in currency and potentially adverse tax consequences. There can be no assurance that such international factors will not have a material adverse effect on the Company's business, results of operations and financial condition.

|X| Dependence on Key Employees. The Company's business consists primarily of the delivery of professional services and, accordingly, its future success is highly dependent upon the efforts, abilities, business generation capabilities and project execution of its consultants. The Company's success is also dependent upon the managerial, operational and administrative skills of its officers. The loss of the services of any consultant or the failure of the Company's consultants to generate business or otherwise perform at or above historical levels could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not have employment or non-competition agreements with many of its consultants or officers; accordingly, such individuals may terminate their relationship with the Company at will and without notice and immediately begin to compete with the Company.

|X| Concentration of Ownership. As of December 31, 1999, the directors and senior management of the Company beneficially owned approximately 36% of the Company's outstanding shares of common stock. As a result, these stockholders will have substantial influence over the outcome of matters requiring a stockholder vote, including the election of the members of the Board of Directors. Such control could adversely affect the market price of the Company's common stock or delay or prevent a change of control of the Company at a price which might represent a premium over the market price of its common stock.

|X| Need to Develop New Offerings. The Company's future success will depend in significant part on its ability to successfully develop and introduce new service offerings and improved versions of existing service offerings. There can be no assurance that the Company will be successful in developing, introducing on a timely basis and marketing such service offerings, or that any service offerings will be accepted in the market. Moreover, services offered by others may render the Company's services non-competitive or obsolete.

     |X| Project Risks. Many of the Company's engagements involve projects which are critical to the operations of its clients' businesses. The Company's failure or inability to meet a client's expectations in the performance of its services could result in the incurrence by the Company of a financial loss and could damage the Company's reputation and adversely affect its ability to attract new business. In addition, an unanticipated difficulty in completing a project could have an adverse effect on the Company's business and results of operations. Fees for the Company's engagements can be based on the project schedule, the Company's staffing requirements, the level of customer involvement and the scope of the project as agreed upon with the customer at the project's inception. The Company generally seeks to obtain an adjustment in its fees in the event of any significant change in any of the assumptions upon which the original estimate was based. However, there can be no assurance that the Company will be successful in obtaining any such adjustment in the future.

     |X| Intellectual Property Rights. The Company's performance is in part dependent upon its internal information and communication systems, databases, tools, and the methods and procedures that it has developed specifically to serve its clients. The Company relies on a combination of nondisclosure and other contractual arrangements and copyright, trademark and trade secret laws to protect its proprietary systems, information and procedures. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of such rights or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its proprietary rights. The Company believes that its systems and procedures and other proprietary rights do not infringe upon the rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future or that any such claims will not require the Company to enter into costly litigation or materially adverse settlements to litigation, regardless of the merits of such claims.

|X| Government Regulation of Immigration. Certain of the Company's employees are foreign nationals working in the United States under U.S. work authorizations. Congress and administrative agencies with jurisdiction over immigration matters have periodically expressed concerns over the levels of legal and illegal immigration into the U.S. These concerns have often resulted in proposed legislation, rules and regulations aimed at reducing the number of work permits that may be issued. Any changes in such laws making it more difficult to hire foreign nationals or limiting the ability of the Company to retain foreign employees could require the Company to incur additional unexpected labor costs and expenses.

     |X| Fluctuations of Operating Results. The Company's future operating results will continue to be subject to quarterly fluctuations based upon a wide variety of factors, including the number and significance of client engagements commenced and completed during a quarter, delays incurred in connection with an engagement, the number of business days in a quarter, employee hiring and utilization rates, the ability of clients to terminate engagements without penalties, the size and scope of engagements, the nature of the fee arrangement, the seasonality of the spending cycle of government sector clients (especially that of the U.S. government), the timing of new office openings, return on investment capital, and the general economy, such as recessionary periods, political instability, changes in trade policies, fluctuations in interest or currency exchange rates and other competitive factors. Seasonality also affects the Company's operating results, particularly in the third and fourth quarters of each fiscal year. In addition, the Company's operating expenses are increasing as the Company continues to expand its operations, and future operating results will be adversely affected if revenues do not increase accordingly. Additionally, the Company plans to continue to evaluate and, when appropriate, make acquisitions of complementary businesses. As part of this process the Company will continue to evaluate the changing value of its assets, and when necessary, make adjustments thereto. While the Company cannot predict what effect these various factors may have on its financial results, the aggregate effect of these and other factors could result in significant volatility in the Company's future performance and stock price.

|X| Fluctuations in the General Economy. The general level of economic activity significantly affects demand for the Company's professional services. When economic activity slows, clients may delay or cancel plans that involve the hiring of consultants. The Company is unable to predict the level of economic activity at any particular time, and fluctuations in the general economy could adversely affect the Company's business, operating results and financial condition.

|X| Employment Liability Risks. The Company, as a provider of professional services, employs and places individuals in the workplace of other businesses. Inherent risks of such activity include possible claims of errors and omissions, misuse of client proprietary information, misappropriation of funds, discrimination and harassment, theft of client property, other criminal activity or torts and other claims. Although historically the Company has not experienced any material claims of these types, there can be no assurance that the Company will not experience such claims in the future.

     |X| Certain Anti-takeover Effects. The Company's Amended and Restated Certificate of Incorporation, By-laws, and the Delaware General Corporation Law include provisions that may be deemed to have anti-takeover effects and may delay, defer or prevent a takeover attempt that stockholders might consider in their best interests. These include a Board of Directors which is divided into three classes, each of which is elected to serve staggered three-year terms, and by-law provisions under which only the President, a majority of the Board of Directors or stockholders owning at least 50% of the Company's capital stock may call meetings of the stockholders. Also, the Board of Directors of the Company is authorized to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of such shares, without any further stockholder action. The existence of this "blank-check" preferred stock could render more difficult or discourage an attempt to obtain control of the Company by means of a tender offer, merger, proxy contest or otherwise. Furthermore, the Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law that prohibits Hagler Bailly from engaging in a "business combination" with an "interested stockholder" unless the business combination is approved in a prescribed manner. These provisions could also have the effect of delaying or preventing a change of control of the Company, which could adversely affect the market price of the common stock.

     |X| Fluctuations in Stock Price. The market price of the Company's common stock may fluctuate substantially due to a variety of factors, including quarterly fluctuations in results of operations, announcements or terminations of new services, offices, contracts, acquisitions or strategic alliances by the Company or its competitors, as well as changes in the market conditions in the energy, network and environmental industries, changes in earnings estimates by analysts, changes in accounting principles, sales of the Company's common stock by existing holders, loss of key personnel, a relatively small float of shares that are freely tradable without restriction or registration under the Securities Act of 1933 and other factors. The stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price for many companies and which, on occasion, have been unrelated to operating performance. To the extent the Company's performance may not meet expectations published by external sources, public reaction could result in a sudden and significantly adverse impact on the market price of the Company's securities, particularly on a short-term basis. In addition, such stock price volatility may provoke the initiation of securities litigation, which may divert substantial management resources and may have an adverse effect on the management of business operations. Any of these results could have a material adverse effect on the Company's business, operating results and financial condition.

Executive Officers

     The Company's Executive Officers and their respective ages, positions and biographical information as of March 1, 2000 is as follows:


Name                      Title                                              Age
----                      -----                                              ---
Henri-Claude A. Bailly    Chairman of the Board, Hagler Bailly, Inc., Cap
                          Gemini Hagler Bailly LLC and Hagler Bailly Risk
                          Advisors, Inc.......................................53
Geoffrey W. Bobsin        Senior Vice President and Chief Financial Officer,
                          Hagler Bailly, Inc..................................44
William E. Dickenson      President and Chief Executive Officer, Hagler Bailly,
                          Inc.................................................51
Roger W. Gale             President and Chief Executive Officer, PHB Hagler
                          Bailly, Inc.........................................53
Howard W. Pifer III       Chairman of the Board , PHB Hagler Bailly, Inc......57
Kenneth I. Rubin          President and Chief Executive Officer, Hagler Bailly
                          Services, Inc.......................................47
Stephen V. R. Whitman     Senior Vice President and General Counsel, Hagler
                          Bailly, Inc.........................................53

Henri-Claude A. Bailly - is chairman of Hagler Bailly's Board of Directors and chairman of the Board of Directors of Cap Gemini Hagler Bailly and HBRA. He served as the Company's president and chief executive officer from its founding in 1980 until April 1999. From 1984 to 1995, Mr. Bailly was employed by RCG International, the consulting arm of Reliance Group Holdings, in a series of management positions culminating in senior vice president of RCG International and chairman of the board and chief executive officer of RCG/Hagler Bailly, Inc., a predecessor to the Company. Mr. Bailly serves on the board of directors of the United States Energy Association, the Alliance to Save Energy and Adsavers.com and is a member of the National Coal Council.

Geoffrey W. Bobsin - is senior vice president, chief financial officer, treasurer and secretary of the Company. Prior to joining the Company, he served as president and chief executive officer of Environmental Products Corporation from 1995 to 1999, as the executive vice president and chief financial officer from 1984 to 1995, and as the controller from 1982 to 1984. Prior to joining Environmental Products Corporation, he served as audit supervisor at Grant Thornton and Company from 1978 to 1982. Mr. Bobsin is a Certified Public
Accountant  and  a  member  of  the  American   Institute  of  Certified  Public
Accountants.

William E. Dickenson - is president and chief executive officer of the Company. He served as president and chief executive officer of PHB Hagler Bailly from March 1999 to February 2000. He served as president and chief executive officer of PHB from 1992 to August 1998, and was the managing director responsible for its litigation support practice from 1983 through 1992. From 1978 to 1983, Mr. Dickenson managed major antitrust litigation and consulting assignments at Dickenson, O'Brien & Associates, which he founded and served as president. Prior to forming Dickenson, O'Brien & Associates, he was employed at Cambridge Research Institute and served in a variety of positions at the Tennessee Valley Authority.

Roger W. Gale - is president and chief executive officer of PHB Hagler Bailly. He was president and founder of the WIEG until April 30, 1999 when the firm merged with and into PHB Hagler Bailly. Dr. Gale leads a number of client engagements with North American and international energy companies focusing on strategic decision-making, convergence, and culture change. In addition, he manages the firm's annual Energy Industry Outlook, an analysis of the advent of competition in the electric industry. From 1987 to 1988, Dr. Gale was Director of the Office of External Affairs for the U.S. Federal Energy Regulatory Commission. From 1984 to 1987, he served as Director of the Office of Policy and Outreach, Office of Civilian Radioactive Waste Management, at the U.S. Department of Energy.

Howard W. Pifer III - is chairman of PHB Hagler Bailly's Board of Directors and was chairman of Hagler Bailly's Board of Directors from August 1998 to August 1999. He served as chairman of the Board of Directors of PHB from 1991 to August 1998, having previously served as PHB's president and chief executive officer. Prior to founding PHB in 1976, Dr. Pifer was a member of the Harvard Business School faculty, where he taught courses in managerial economics, finance, public policy and strategic planning. From 1973 to 1976, Dr. Pifer served as vice president of the Energy & Environment Group at Temple, Barker & Sloane, Inc.

     Kenneth I. Rubin - is president and chief executive officer of Hagler Bailly Services. He joined the firm in 1997 as a result of Hagler Bailly's acquisition of Apogee Research, Inc. ("Apogee"), a consulting firm he co-founded in 1986 and where he served as president and chief executive officer. While at the U.S. Congressional Budget Office from 1980-1986, Dr. Rubin had responsibility for budget, finance, and policy research supporting authorizing, appropriations, and budget committees with jurisdiction over all U.S. water and environmental infrastructure agencies including the U.S. Army Corps of Engineers, the Environmental Protection Agency, and the Bureau of Reclamation. Dr. Rubin previously directed a multi-million technical assistance program supporting state water management agencies at the U.S. Water Resources Council. Stephen V. R. Whitman - is senior vice president and general counsel of Hagler Bailly. Prior to joining the firm in July 1997, he spent four years in his own private practice and previously was associated with the law firms of Kelley Drye & Warren and White & Case, and served as attorney advisor (and regional legal advisor in Lima, Peru) for USAID.

ITEM 2 - PROPERTIES

         The Company's headquarters is currently located in approximately 58,402 square feet of leased office space in Arlington, Virginia. The Company leases office space as listed below. The Company believes that its facilities are suitable for its current needs and that additional facilities can be leased to meet future needs.

         The Company maintains principal offices in the following locations:

                    United States                                                International
------------------------------------------------------       -------------------------------------------------------
Arlington, VA                                                Beijing, People's Republic of China
Boulder, CO                                                  Buenos Aires, Argentina
Cambridge, MA                                                Jakarta, Indonesia
Houston, TX                                                  London, England
Los Angeles, CA                                              Melbourne, Australia
New York, NY                                                 Paris, France
Palo Alto, CA                                                Rugby, England
Washington, DC                                               Sydney, Australia
                                                             Toronto, Canada
                                                             Wellington, New Zealand

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


ITEM 3 - LEGAL PROCEEDINGS

         The Company and its subsidiaries are from time to time parties to litigation arising in the ordinary course of business. Neither the Company nor any of its subsidiaries is a party to any pending material litigation nor are any of them aware of any pending or threatened litigation that would have a material adverse effect on the Company or its business.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

PART II


     ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's common stock was first offered to the public on July 3, 1997, and since that time has been traded on the Nasdaq National Market under the symbol "HBIX." The following table sets forth the range of reported high and low closing sales price for the Company's common stock, for the periods indicated, as reported by the Nasdaq National Market.

1999                                                                                High                 Low
January - March                                                                          $22.313              $6.250
April - June                                                                             $10.375              $5.625
July - September                                                                         $10.375              $6.563
October - December                                                                        $7.750              $4.469
--------------------------------------------------------------------------------------------------------------------
1998                                                                                High                 Low
January - March                                                                          $25.000             $18.625
April - June                                                                             $30.000             $22.500
July - September                                                                         $30.250             $16.750
October - December                                                                       $24.000             $13.563
--------------------------------------------------------------------------------------------------------------------
1997                                                                                High                 Low
January - March                                                                              N/A                 N/A
April - June                                                                                 N/A                 N/A
July 3 - September                                                                       $25.250             $17.000
October - December                                                                       $26.375             $18.250

         The Company had 244 holders of record of its common stock at March 1, 2000, and approximately 1,000 beneficial owners. The Company has never paid a cash dividend on its common stock and does not expect to pay a cash dividend on its common stock in the foreseeable future.

ITEM 6 -- SELECTED FINANCIAL DATA


         The following selected consolidated financial data for the year ended December 31, 1995, combine the financial data of RCG/Hagler Bailly, Inc. (the "Predecessor"), a wholly-owned subsidiary of RCG International Inc. which was acquired on May 25, 1995, by the management of RCG/Hagler Bailly, Inc. and the consolidated financial data of the Company from May 26, 1995 to December 31, 1995 derived from the consolidated financial statements of the Company. The selected consolidated financial data as of December 31, 1995, is derived from the consolidated financial statements of the Company. The selected consolidated financial data as of and for the years ended December 31, 1996, 1997, 1998 and 1999 have been derived from the audited consolidated financial statements of the Company. The Company's prior years have been restated to include the historical financial information of Apogee Research, Inc. ("Apogee "), TB&A Group, Inc. and its wholly owned subsidiary Theodore, Barry & Associates (collectively "TB&A"), IGA and Putnam Hayes & Bartlett, Inc. ("PHB ") as a result of business combinations accounted for as poolings of interests.

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



    ---------------------------------------------- ----------------------------------------------------------------------
                                                                         Years ended December 31,
    ---------------------------------------------- ----------------------------------------------------------------------
                                                       1995 (1) (2)    1996 (2)      1997 (2)         1998        1999 (2)
    ---------------------------------------------- ----------------------------------------------------------------------
    STATEMENT OF OPERATIONS DATA:                                  (In thousands, except per share data)
    ---------------------------------------------- ----------------------------------------------------------------------
    Revenues                                          $ 120,566     $ 143,141      $ 160,615     $ 177,462     $ 181,981
    Cost of services                                     94,163       110,500        120,585       126,204       147,294
    ---------------------------------------------- ------------- ------------- -------------- ------------- -------------
    Gross profit                                         26,403        32,641         40,030        51,258        34,687

    Liquidation of subsidiary (4)                             -           662            328             -             -
    Merger related and other nonrecurring costs (5)           -             -          1,235         8,275           292
    Asset impairment (8)                                      -             -              -         1,107         4,591
    Selling, general and administrative expenses         21,810        26,047         26,868        25,112        40,440
    Stock and stock option compensation (3)                   -         6,172          9,965         2,595             -
    ---------------------------------------------- ------------- ------------- -------------- ------------- -------------
    Income/(loss) from operations                         4,593         (240)          1,634        14,169      (10,636)

    Other income (expense), net (7)                       (799)         (853)          (400)           269          (73)
    ---------------------------------------------- ------------- ------------- -------------- ------------- -------------
    Income/(loss) before equity investment in
        joint venture, income tax expense and
        extraordinary gain                                3,794       (1,093)          1,234        14,438      (10,709)

    Income tax expense (benefit)                          1,907         1,786          5,460         7,275       (1,212)
    ---------------------------------------------- ------------- ------------- -------------- ------------- -------------
    Income/(loss) before equity investment in
        joint venture and extraordinary gain              1,887       (2,879)        (4,226)         7,163       (9,497)


    (Loss) from equity investment in joint
        venture                                               -             -              -          (463)         (427)
    ---------------------------------------------- ------------- ------------- -------------- ------------- -------------

    Income (loss)  before extraordinary gain              1,887       (2,879)        (4,226)         6,700       (9,924)


    Extraordinary gain (6)                                1,055           145          2,336             -             -
    ---------------------------------------------- ------------- ------------- -------------- ------------- -------------

    Net income (loss)                                    $2,942       $(2,734)      $(1,890)        $6,700      $(9,924)
                                                    ===========  =============   ============= ============ ============

    Net income (loss) per share
    ---------------------------------------------- ------------- ------------- -------------- ------------- -------------
       Basic

         Net (loss) income before extraordinary
       gain                                                   *       $(0.25)        $(0.32)         $0.42       $(0.58)
         Extraordinary gain                                   *       $ 0.01         $ 0.17              -             -
         Net (loss) income                                    *       $(0.24)        $(0.14)         $0.42       $(0.58)
    ---------------------------------------------- ------------- ------------- -------------- ------------- -------------
       Dilutive

         Net (loss) income before extraordinary
       gain                                                   *       $(0.25)        $(0.32)         $0.40       $(0.58)
         Extraordinary gain                                   *       $ 0.01         $ 0.17              -             -
         Net (loss) income                                    *       $(0.24)        $(0.14)         $0.40       $(0.58)
    ---------------------------------------------- ------------- ------------- -------------- ------------- -------------
    Weighted average shares outstanding
       Basic                                                  *        11,321         13,361        15,992        17,059
       Dilutive                                               *        11,321         13,361        16,772        17,059
    ---------------------------------------------- ------------- ------------- -------------- ------------- -------------


     * Due to the acquisition on May 25, 1995, and the related change in capital structure, earnings per share information for this period is not meaningful and, accordingly, is not presented.


                                                                            DECEMBER 31,
                                                  1995             1996            1997             1998             1999
BALANCE SHEET DATA                                                         (In Thousands)
-----------------------------------------      ----------      ----------       ----------       ----------       ---------
Cash and cash equivalents                         $ 1,753         $ 3,218          $ 5,261         $ 16,165         $ 9,656
Working capital                                     5,054           7,382           34,122           54,294          44,354
Total assets                                       52,703          55,872           84,657          101,422         116,209
Total debt                                         20,606          16,790            2,752            1,026             666
Total stockholders' equity                          3,772           9,958           48,849           73,599          72,292

(1) The operating data for the year-ended December 31, 1995 reflect the combined results of operations of the Predecessor from January 1, 1995 to May 24, 1995, the Company from May 25, 1995 to December 31, 1995, and the annual results of Apogee, TB&A, IGA and PHB.
(2) The statements of operations data for the years ended December 31, 1995, 1996 and 1997 include performance incentive compensation paid to PHB senior staff members in excess of a standard bonus set for their respective staff levels. The excess performance incentive compensation was included in cost of services and selling, general and administrative expenses was $6,260, $9,588 and $7,294 for the years ended December 31, 1995, 1996 and 1997, respectively. In addition, the year ended December 31, 1996 includes approximately $500 of cost of services, representing that portion of officer compensation that exceeded the compensation that would have been paid had the compensation plan adopted in January 1997 been in effect for all of 1996; and the year ended December 31, 1999 includes $10,868 in bonuses paid to key staff. In 1997 the Board adopted a resolution limiting the amount that may be set aside for bonuses to forty percent (40%) of net income before bonuses and taxes. In approving bonuses for 1999 the Board of Directors made an exception to this limitation.
(3) In connection with an amendment to the Hagler Bailly, Inc. Employee Incentive and Non-Qualified Stock Option and Restricted Stock Plan (the
     "Stock Option Plan") and a reclassification of its common stock, each effective December 31, 1996, Hagler Bailly incurred non-recurring, non-cash charges to operations amounting to approximately $4,600 for options and approximately $1,600 for stock in 1996. In connection with a stock bonus to an employee, the Company incurred a non-cash compensation charge to operations in the first quarter of 1997 of $65. PHB common stock issued or subject to issuance under subscriptions receivable entered into within 12 months preceding the closing of the merger were presumed to have been issued in contemplation of the proposed transaction and were accounted for at their fair market value at date of issuance. Accordingly, PHB recognized a non-recurring, non-cash, non-tax deductible compensation charges for the years ended December 31, 1997 and 1998 of approximately $9,900 and $2,600, respectively, representing the difference between the fair market and book value of shares of common stock then issuable.
(4) On December 31, 1996, PHB liquidated its wholly owned subsidiary in the U.K. Of PHB's loss of $662 in 1996, $549 represented cumulative foreign currency translation losses that had previously been recorded as a separate component of the PHB's shareholders' equity. In 1997, $328 was recorded as management's estimate of the uncollectable net proceeds resulting from the liquidation.
(5) For the year ended December 31, 1997, 1998 and 1999, the Company recorded merger related and other nonrecurring costs of $1,235, $8,275 and $292, respectively, as a result of business combinations and related costs (see note 17 to the 1999 financial statements).
(6) For the years ended December 31, 1995, 1996 and 1997, the Company recorded extraordinary gains of $1,055, $145 and $2,336, respectively, as a result of extinguishment of debt at beneficial terms by TB&A.
(7) Other income (expenses), net includes interest income, interest expense, minority interest, other income, and other expenses. (8) For the years ended December 31, 1998 and 1999, the Company recorded asset impairment expenses of $1,107 and $4,591, respectively. In 1998, the expense was recorded as a result of certain software development costs which were impaired due to the duplication of technologies resulting from the Company's business combinations and its joint venture with Cap Gemini. In 1999, the expense was recorded as a result of the impairment of goodwill associated with certain subsidiaries (see note 18 to the 1999 financial statements).

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

         Hagler Bailly, together with its wholly owned subsidiaries, PHB Hagler Bailly, Hagler Bailly Services and its other domestic and foreign wholly owned subsidiaries, is a leading worldwide provider of strategy, economics and operations consulting services to clients in energy and network industries, including electric power, natural gas and water utilities, fuel providers, aviation transportation, telecommunications, commercial litigation and the environment.

         The Company's revenues consist of commercial consulting revenues, government consulting revenues and other revenues. Commercial consulting revenues represent revenues billed at commercial rates for professional staff, subcontractors and independent consultants, and client reimbursable expenses. Commercial revenues are associated with the Company's primary business of providing strategic advice and analysis to businesses in developed countries on issues involving energy, transportation, telecommunications, commercial litigation, the environment and other matters. Government consulting revenues represent revenues billed at government rates for professional staff, subcontractors and independent consultants, and client reimbursable expenses. Government revenues are associated with providing advisory and technical services to government sector clients worldwide in the energy and network industries, particularly in water and transportation, and the environment. Other revenues include those derived from information-based products and services, financial advisory services, and publication of newsletters, reference manuals, and data series for the energy and transportation industries services. Revenue from commercial consulting is typically characterized by higher gross margins than government consulting, yet generally requires a higher relative level of infrastructure support. Consequently, the Company's operating performance is affected by its commercial consulting / government consulting business mix. Through strategic acquisitions and internal growth, the Company has increased its commercial consulting client base, and will continue to pursue such opportunities in the future.

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


Stock Based Compensation Charges

         The Company recognized a non-recurring, non-cash charge to operations of approximately $10.0 million in the year ended December 31, 1997, and approximately $2.6 million in the year ended December 31, 1998. These charges are required under generally accepted accounting principles for stock issued, or obligated to be issued, during the twelve months preceding the closing of a pending merger based on the presumption that such issuances were in contemplation of the merger. Substantially all of these costs were related to the PHB merger and represent the difference between the fair market and book value of PHB common stock issuable under subscriptions within one year of the merger's close.

Recent Mergers and Events

      On December 1, 1997, the Company completed the merger of Apogee, whereby Apogee became a wholly-owned subsidiary of Hagler Bailly. Apogee was a consulting firm specializing in the economic and financial analysis of infrastructure, including all aspects of transportation and environment. The Company issued 409,985 shares of its common stock in exchange for all of the common stock of Apogee. The business combination is accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to reflect the merger for all periods presented.

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

      On February 23, 1998, the Company completed the merger of TB&A, whereby TB&A became a wholly-owned subsidiary of the Company. TB&A is a management consulting firm to electric, gas and telecommunication companies. The Company issued 454,994 shares of its common stock, in exchange for all of the common stock of TB&A. The business combination is accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to reflect the merger for all periods presented.

      On March 10, 1998, the Company purchased the remaining minority interest of Hagler Bailly Indonesia, Inc., which holds all of the outstanding stock of PT Hagler Bailly, whereby Hagler Bailly Indonesia, Inc. became an indirect wholly-owned subsidiary of the Company. Total consideration of the acquisition was $240,000 in cash. The acquisition was accounted for as a purchase.

      On April 28, 1998, the Company completed the acquisition of Estudio Q Ingenieros Asociados S.R.L., an Argentinean company ("Estudio Q"), whereby Estudio Q became a wholly-owned subsidiary of the Company. Total consideration for the acquisition was approximately $2.4 million in the form of $800,000 cash and an aggregate of 64,306 shares of the Company's common stock. The acquisition was accounted for using the purchase method.

      On June 16, 1998, the Company and Cap Gemini S.A. and its wholly owned subsidiary, Cap Gemini America, Inc., entered into an exclusive joint venture to deliver information technology consulting services and solutions to electric, gas and water utilities, and service providers in the U.S. and Canada. The Company expects the joint venture, Cap Gemini Hagler Bailly, L.L.C., to turn profitable sometime late in the fiscal year ending December 31, 2000. The joint venture is owned equally by the Company and Cap Gemini America and each has invested capital in the venture and transferred key senior professionals to it. Concurrently with the creation of the joint venture, Cap Gemini purchased 470,975 newly issued shares of the Company's stock at the current market price for total consideration, after commissions and fees, of $11.8 million.

      On June 30, 1998, the Company completed the merger of IGA, whereby IGA became a wholly-owned subsidiary of the Company. The Company issued 183,550 shares of its common stock in exchange for all the common stock of IGA. The business combination was accounted for as a pooling of interests. Accordingly, the Company's financial statements were restated to reflect the merger for all periods presented.

      On August 28, 1998, the Company completed the merger of PHB, whereby PHB became a wholly-owned subsidiary of the Company. Until the merger, PHB was the largest privately owned independent economic and management consulting firm in the United States. The Company issued 6,548,953 shares of its common stock in exchange for all of the common stock of PHB. The business combination was accounted for as a pooling of interests. Accordingly, the Company's financial statements were restated to reflect the merger for all periods presented.

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

         On March 22, 1999, the Company announced that its Board of Directors authorized the repurchase of up to 1,500,000 shares of the Company's common stock from time to time in the open market or in privately negotiated transactions. As of December 31, 1999, the Company had reacquired 559,700 shares of its stock at a total net cost of approximately $4.1 million.

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

         On June 1, 1999, the Company received the remaining minority interest of its joint venture Hagler Bailly Risk Advisors, LLC, a limited liability company located in Houston, Texas, from Objective Resources Group Risk Advisors, LLC bringing the Company's ownership to 100%.

         On August 12, 1999, the Company acquired all of the outstanding stock of GKMG, a Washington, D.C.-based consulting firm which provides economic, strategic, financial, and regulatory analysis to the aviation industry, in exchange for 1,420,000 shares of the Company's common stock. Under the terms of the Share Exchange Agreement by and among the Company, GKMG and former shareholders of GKMG, the Company is obligated to issue additional shares of its common stock to the former shareholders of GKMG with a fair market value (as defined in the Share Exchange Agreement) up to $15 million if certain earnings targets for GKMG are met for the periods July 1, 1999-June 30, 2000 and July 1, 2000-June 30, 2001. In addition, the Company is obligated to issue up to 192,857 additional shares of its common stock to the former shareholders of GKMG if certain stock price performance contingencies are not met. The transaction was accounted for as a purchase. Accordingly, the consolidated financial statements reflect the results of operations of GKMG since the date of acquisition.

         On September 27, 1999, the Company announced that its Board of Directors retained Banc of America Securities, LLC to assist the Company in exploring strategic and financial alternatives to maximize shareholder value, including the potential sale or merger of the Company.

         On December 31, 1999, the Company sold the assets of wholly owned subsidiary IGA. The Company disposed of this subsidiary due to its inability to successfully integrate IGA's operations into the Company's other European operations. As a result of the transaction, the Company sold assets for approximately $0.6 million, resulting in a loss of approximately $68,000. As a result of this transaction the Company received a $550,000 note receivable from the buyers of IGA. The note bears no interest and is secured by 99,516 shares of the Company's common stock owned by IGA.

Results of Operations

         The following table presents for the periods indicated the percentage of revenues represented by certain income and expense items:


                                                                 For the years ended December 31,
          ------------------------------------------- ---------------- -- ---------------- --- ---------------
                                                              1997             1998                 1999
                                                              ----             ----                 ----
          Revenues:
            Commercial revenues                               63.6%            65.2%                68.0%
            Government revenues                               35.3             33.7                 31.2
            Other revenues                                     1.1              1.1                  0.8
          ------------------------------------------- ---------------- -- ---------------- --- ---------------
              Total revenues                                 100.0            100.0                100.0

          Cost of services                                    75.1             71.1                 80.9

          Merger related and other nonrecurring
              costs                                            0.8              4.7                  0.2
          Asset impairment                                       -              0.6                  2.5
          Liquidation of subsidiary                            0.2               -                    -
          Selling, general, and administrative
             expenses                                         16.7             14.2                 22.2
          Stock and stock option compensation
             subscriptions for common stock                    6.2              1.5                   -
          ------------------------------------------- ---------------- -- ---------------- --- ---------------
          Income from operations                               1.0              7.9                 (5.8)

            Interest income                                    0.8              0.2                  0.1
            Interest expense                                  (0.8)            (0.2)                (0.1)
            Other income (expense), net                       (0.2)             0.2                  0.0
            Minority interest                                     -             0.0                  0.0
          ------------------------------------------- ---------------- -- ---------------- --- ---------------
          Income (loss) before income tax
            expense, equity investment in joint
            venture and extraordinary gain                     0.8              8.1                 (5.8)

          Income tax expense (benefit)                         3.4              4.1                 (0.7)
          ------------------------------------------- ---------------- -- ---------------- --- ---------------
          (Loss) income before equity investment in
          joint venture and extraordinary gain                (2.6)             4.0                 (5.1)

           (Loss) from equity investment in joint
             venture                                              -            (0.3)                (0.3)
          ------------------------------------------- ---------------- -- ---------------- --- ---------------
          Net income (loss) before
             extraordinary gain                               (2.6)             3.7                 (5.4)

          Extraordinary gain                                   1.4                 -                  -
          ------------------------------------------- ---------------- -- ---------------- --- ---------------
          Net income                                          (1.2)%            3.7%                (5.4)%
          ====================================================================================================

1999 Compared to 1998

         Revenues for the year ended December 31, 1999, increased by $4.5 million, or 2.5%, to $182.0 million from the year ended December 31, 1998. For the year ended December 31, 1999, revenues from the Company's commercial consulting operating segment increased $8.0 million, or 6.9%, to $123.8 million from the year ended December 31, 1998. This increase was attributable to approximately $12.7 million of revenues from acquired companies. The increases resulting from acquisitions was partially offset by the core commercial business which experienced a decrease in revenues of approximately $4.7 million primarily due to a reduction in staff and the number of overall contracts. For the year ended December 31, 1999, revenues from the Company's government consulting operating segment decreased approximately $2.9 million, or 4.8%, to $56.7 million from the year ended December 31, 1998. Excluding the $5.6 million in 1998 revenues resulting from certain assets of the Company's government sector consulting practice which was sold in September 1998, the segment's core government consulting business increased $2.7 million, primarily the result of increased pass-thru equipment sales and a stronger international presence. Other revenues for the year ended December 31, 1999 were $1.4 million. In the year ended December 31, 1999, approximately 68.0% of the Company's revenues were derived from commercial consulting revenues, as compared with 65.2% in the year ended December 31, 1998.

         Cost of services for the year ended December 31, 1999, increased by $21.1 million, or 16.7%, to $147.3 million from the year ended December 31, 1998. Cost of services as a percentage of revenue increased from 71.1 % for the year ended December 31, 1998, to 80.9% for the year ended December 31, 1999, primarily due to an increase in bonuses paid to key consulting employees as a result of the repositioning plan, an increase in compensation paid to consulting staff, an increase in reserves due to issues related to the integration of its acquired subsidiaries and high pass-thru costs associated with the increase in volume equipment sales, on which gross margins of typically 1% to 2% are earned.

           Selling, general and administrative expenses ("SG&A") for the year ended December 31, 1999, increased by approximately $15.3 million, or 61.0%, to $40.4 million from the year ended December 31, 1998. Expressed as a percentage of total revenues, SG&A expenses increased from 14.2% for the year ended December 31, 1998, to 22.2% for the year ended December 31, 1999. This increase is primarily reflective of an increase in bonuses paid to key employees resulting from the repositioning plan and increased business development costs, as well as costs related to the centralization of certain operating systems and administrative functions.

         Merger related and other nonrecurring costs for the year ended December 31, 1999, decreased by $8.0 million to $0.3 million as compared to the comparable period of the prior year. The decrease in merger related and other nonrecurring costs in 1999 was primarily the result of a decrease in the size and number of acquisitions in 1999.

         Asset impairment costs for the year ended December 31, 1999 increased by $3.5 million to $4.6 million as compared to the comparable period of the prior year. Asset impairment expenses in 1999 were the result of the impairment of intangible assets associated with certain subsidiaries for which management has determined realizable value of the related goodwill to be in excess of the future cash flows from operations. Asset impairment expenses in 1998 were the result of impaired software development costs due to the duplication of technologies resulting from the Company's business combinations and its joint venture with Cap Gemini.

         There was no stock and stock option compensation for the year ended December 31, 1999. Stock and stock option compensation in 1998 was substantially all related to PHB and included non-cash, non-tax deductible compensation based on the difference between the fair market and book values of PHB common stock issuable under subscriptions within one year of the companies' merger.

         Other income (expenses), net includes interest income, interest expense, minority interest, and other income and expenses. Other income (expenses), net decreased by approximately $342,000 from income of $269,000 for the year ended December 31, 1998 to expense of $73,000 for the year ended December 31, 1999. The primary reason for this decrease was the loss of approximately $68,000 from the sale of IGA in December 1999 while the Company had a gain of approximately $282,000 from the sale of certain assets of the Company's government sector consulting practice in 1998.

         Loss from the Company's joint venture, Cap Gemini Hagler Bailly LLC, for the fiscal year ending December 31, 1999 decreased by approximately $36,000 from a loss of $463,000 in 1998 to a loss of $427,000 in 1999. Cap Gemini Hagler Bailly LLC, began operations in the fourth quarter 1998 and was created to deliver information technology consulting services and solutions to electric, gas and water utilities and service providers in the U.S. and Canada. Margins on the joint venture improved significantly over the last six months of 1999 and the Company expects the joint venture to generate positive earnings for the year ending December 31, 2000.

         The Company recorded an income tax benefit of $1.2 million, resulting in an effective income tax benefit rate of 11.3% for the year ended December 31, 1999 as compared to a provision of $7.3 million resulting in an effective rate of 50.4% in the prior period. The effective income tax rates in 1998 and 1999 differed from the provisional rates primarily due to the non-deductibility of amortization of goodwill, certain non-deductible merger related costs, and the non-deductibility of the compensation charge in connection with subscriptions for the issuance of common stock.

     Net income for the year ended December 31, 1999 decreased by approximately $16.6 million, to a net loss of $9.9 million, as a result of the reasons discussed above.

1998 Compared to 1997

           Revenues for the year ended December 31, 1998, increased by $16.8 million, or 10.5%, to $177.5 million from the year ended December 31, 1997. Revenues from the Company's commercial consulting operating segment increased $13.7 million, or 13.4%, to $115.8 million. This increase was primarily driven by the Company's focus on the growth of private-sector engagements resulting in an increase of $6.5 million, an increase internationally of $6.5 million resulting primarily from growth in Hagler Bailly France and IGA and $0.7 million through the purchase of Fieldston Consulting. Revenues from the Company's government consulting operating segment increased approximately $2.9 million, or 5.1%, to $59.6 million. This increase was primarily attributable to increased capacity and capabilities through the purchase of Estudio Q, an Argentinean company, and growth in PT Hagler Bailly Indonesia and Hagler Bailly Pakistan. Other revenues for the year ended December 31, 1998 were $2.1 million. In the year ended December 31, 1998, approximately 65.2% of the Company's revenues were derived from commercial consulting revenues, as compared with 63.6% in the year ended December 31, 1997.

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

         Merger related and other nonrecurring costs for the year ended December 31, 1998, increased by $7.0 million to $8.3 million as compared to the comparable period of the prior year. The majority of the merger related costs in the year ended December 31, 1998, were associated with the merger of PHB and exiting from the Company's financial advisory services business, as well as the business combinations with TB&A, IGA, Apogee, FPI, TFC and Estudio Q.

         Asset impairment costs for the year ended December 31, 1998 were $1.1 million. Asset impairment expenses in 1998 were the result of impaired software development costs due to the duplication of technologies resulting from the Company's business combinations and its joint venture with Cap Gemini. There were no asset impairment costs in the year ended December 31, 1997.

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

         Other income (expenses), net includes interest income, interest expense, minority interest, and other income and expenses. Other income (expenses), net increased by approximately $669,000 to income of $269,000 in the year ended December 31, 1998. The primary reasons for this increase was a gain of approximately $282,000 from the sale of certain assets of the Company's environmental consulting business, as well as a decrease in interest expense from the year ended December 31, 1997, due to the use of IPO proceeds to repay the Company's outstanding debt.

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


Liquidity and Capital Resources

          As of December 31, 1999, working capital was $44.4 million as compared to $54.3 million at December 31, 1998. The decrease was primarily due to an increase in accrued compensation related to the Company's repositioning plan, as well as the use of cash associated with the Company's treasury repurchase program and the acquisition of property, plant and equipment.

         Cash provided from operating activities was approximately $3.3 million, primarily the result of the principal element of the company's repositioning plan which resulted in a $10.2 million increase in accrued compensation. Net cash was also provided by approximately $5.8 million of depreciation and amortization and approximately $8.4 million in other operating activities. These increases in cash were partially offset by an $8.4 million decrease in taxes payable, a net loss of approximately $9.9 million for the year and an increase of approximately $2.8 million in accounts receivable.

         Investment activities used $5.5 million during the year ended December 31, 1999. The Company used approximately $4.1 million in the purchase of office and computer equipment, leasehold improvements, and other resources necessary to improve operating efficiencies of the Company, $0.7 million for the purchase of acquired companies and $0.7 million to fund additional capital in the Cap Gemini Hagler Bailly LLC joint venture.

         Financing activities used $4.3 million for the year ended December 31, 1999. The Company used approximately $4.1 million in funds for the repurchase of 559,700 shares of the Company's common stock. Under the stock buyback program established by the Board of the Directors, as of December 31, 1999, the Company is authorized to repurchase 940,300 additional shares of the Company's common stock. Additionally, approximately $0.3 million was used to pay down an outstanding loan related to the acquisition of TFC in 1998.

         The Company's primary source of liquidity for the past 12 months was cash generated from operations, periodically supplemented by borrowings under a revolving credit facility with Bank of America (formerly NationsBank.). The maximum available balance under the line of credit is $50.0 million based on certain financial formulas. Based on these formulas the current available balance at December 31, 1999 was $12.2 million, due to charges from the repositioning plan announced in December 1999. The Company was in non-compliance with certain covenants that were subsequently waived by Bank of America. The company is currently re-negotiating the terms of the credit facility to better meet its future business needs. Based on the Company's current projected cash flow and the availability of financing, including borrowings under the Company's credit facility, management of the Company believes it will be able to meet its anticipated cash requirements for the next 12 months and for the foreseeable future.


Year 2000

         The Company experienced no significant system or application problems resulting from the Year 2000 roll-over or from the Year 2000 "leap year" on February 29, 2000. The Company will continue to maintain Year 2000 contingency plans with regard to its computer programs and systems and those of its clients, suppliers and vendors.

         The Company incurred approximately $0.3 million in 1999 implementing the Year 2000 readiness plan.



Item 7A - Quantitative and Qualitative Disclosures about Market Risk

         The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially. The Company is exposed to market risk from changes in interest rates and foreign exchange rates. Adverse changes in either interest rates or foreign exchange rates can have a material effect on the Company's operations.

         Interest Rate Risk: The Company is subject to risk from changes in interest rates. The Company utilizes U.S. dollar denominated borrowings to fund its operational needs, and as of December 31, 1999, had total outstanding debt of approximately $666,666. A hypothetical 10% adverse change in interest rates on the Company's total outstanding debt as of December 31, 1999 would not have been material. Interest rates may move in the Company's favor. While the Company does not expect to incur material losses as a result of this interest rate risk, there can be no assurance that losses will not result.

         Foreign Currency Exchange Risk: The Company is subject to risk from changes in foreign exchange rates for its subsidiaries which use a foreign currency as their functional currency and are translated into U.S. dollars. Such changes could result in cumulative translation gains or losses that are included in shareholders' equity.

         In the year ended December 31, 1999, approximately 14.1% of the Company's total revenues were derived from operations in foreign countries including Argentina, Armenia, Australia, Canada, China, France, Ireland, India, Indonesia, New Zealand, Pakistan, Russia and the United Kingdom. Exchange rate fluctuations between the U.S. dollar and the currencies of these countries result in positive or negative fluctuations in the amounts relating to foreign operations reported in the Company's consolidated financial statements. None of the components of the Company's financial statements were materially affected by exchange rate fluctuations in the years ended December 31, 1997, 1998, or 1999.

         The potential loss resulting from a hypothetical uniform 10% strengthening in the value of the U.S. dollar relative to the foreign currencies in which some of the Company's sales are denominated would have resulted in a increase in earnings of approximately $47,000. The potential impact of the same hypothetical uniform change on the Company's cash flows would have resulted in an increase in cash flows of approximately $158,000. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. Foreign exchange rates may move not in the Company's favor.
         The sensitivity of earnings and cash flows to fluctuations in exchange rates is periodically assessed by management by applying an appropriate range of potential rate fluctuations to the Company's assets, liabilities, and projected results of operations denominated in foreign currency. Historically, the Company has not used foreign currency options and forward contracts to hedge against the earnings effects of such fluctuations. While the Company does not expect to incur material losses as a result of this currency risk, there can be no assurance that losses will not result.



ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         The Consolidated Financial Statements of Hagler Bailly are annexed to the report as pages FS-1 through FS-28. An index to the Financial Statements is set forth on page 40.


ITEM 9 - CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCUSSIONS


         Not applicable.


PART III

         The information required by Items 10 through 13 of this Part III will be provided in the definitive proxy statement for the Company's 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 no later than April 30, 1999, and is incorporated herein by reference to the extent provided below.


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF HAGLER BAILLY

         Certain information regarding executive officers of the Company is included in Item 1 of Part I of this 1999 Annual Report on Form 10-K. Other information in response to this item is incorporated by reference herein from the sections of the Proxy Statement captioned "ELECTION OF DIRECTORS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE."


ITEM 11 - EXECUTIVE COMPENSATION

           Information in response to this item is incorporated by reference herein from the section of the Proxy Statement captioned "DIRECTOR COMPENSATION", "COMPENSATION COMMITTEE REPORT ON COMPENSATION OF EXECUTIVE OFFICERS OF THE COMPANY", "COMPENSATION INTERLOCKS AND INSIDER PARTICIPATION", "EXECUTIVE COMPENSATION SUMMARY TABLE", "STOCK OPTION GRANTS DURING 1999",
"STOCK OPTION EXERCISES AND VALUES IN 1999", "EMPLOYMENT ARRANGEMENTS", "COMPARISON OF FIVE-YEAR TOTAL RETURNS" AND "PERFORMANCE GRAPH".


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information in response to this item is incorporated by reference herein from the section of the Proxy Statement captioned "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS".

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information in response to this item is incorporated by reference herein from the section of the Proxy Statement captioned "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".


PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

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

                               HAGLER BAILLY, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


   Report of Independent Auditors........................................   FS-1

   Consolidated Balance Sheets at December 31, 1998
   and 1999..............................................................   FS-2

   Consolidated Statements of Operations for the years
   ended December 31, 1997, 1998 and 1999................................   FS-3

   Consolidated Statements of Stockholders' Equity
   for the years ended December 31, 1997, 1998 and 1999..................   FS-4

   Consolidated  Statements of Cash Flows for the years ended December 31, 1997,
   1998 and 1999..........................................................  FS-5

   Notes to Consolidated Financial Statements.............................  FS-6

                                                 Report of Independent Auditors


Board of Directors and Stockholders
Hagler Bailly, Inc.


We have audited the accompanying consolidated balance sheets of Hagler Bailly, Inc. as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hagler Bailly, Inc. at December 31, 1998 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.



                                                       /s/ Ernst & Young LLP

March 24, 2000
McLean, Virginia


                                                          HAGLER BAILLY, INC.
                                                      CONSOLIDATED BALANCE SHEETS
                                                            (in thousands)
                                                                                       December 31,
                                                                                  1998               1999
                                                                           ------------------- ------------------
Assets
Current assets:
   Cash and cash equivalents                                                      $  16,165            $  9,656
   Accounts receivable, net of allowance for doubtful accounts of $3,888
     and $5,604 as of December 31, 1998 and 1999, respectively                       59,092              63,034
   Current portion of notes receivable                                                  382                  80
   Prepaid expenses                                                                   2,620               2,173
   Prepaid taxes                                                                          -               5,915
   Deferred income taxes                                                                  -               1,701
   Other current assets                                                                 304                 960
                                                                           ------------------- ------------------
                                                                           ------------------- ------------------
Total current assets                                                                 78,563              83,519
Property and equipment, net                                                           6,463               8,271
Software development costs, net                                                         898                   -
Intangible assets, net                                                               14,208              22,449
Other assets                                                                          1,290               1,475
Note receivable, net of current portion                                                   -                 495
                                                                           ------------------- ------------------
Total assets                                                                       $101,422            $116,209
                                                                           =================== ==================

Liabilities and stockholders' equity Current liabilities:
   Accounts payable and accrued expenses                                           $  8,476           $  13,948
   Accrued compensation and benefits                                                  8,713              19,072
   Billings in excess of cost                                                         2,288               5,812
   Current portion of long-term debt                                                    345                 333
   Income taxes payable                                                               2,547                   -
   Deferred income taxes                                                              1,900                   -
                                                                           ------------------- ------------------
Total current liabilities                                                            24,269              39,165
Long-term debt, net of current portion                                                  681                 333
Minority interest                                                                       177                   8
Deferred income taxes payable                                                           927               2,383
Deferred rent and other deferred liabilities                                          1,769               2,028
                                                                           ------------------- ------------------

Total liabilities                                                                    27,823              43,917

Stockholders' equity
Common stock:
     Par value $.01, 50,000 shares authorized, 16,483 and 17,911  issued
       and outstanding at December 31, 1998 and 1999, respectively                      165                 179
     Additional capital                                                              72,322              80,996
     Retained earnings (deficit)                                                      1,206              (8,718)
     Foreign currency translation                                                       (94)               (165)
                                                                           ------------------- ------------------
Total stockholders' equity                                                           73,599              72,292
                                                                           ------------------- ------------------

Total liabilities and stockholders' equity                                        $ 101,422           $ 116,209
                                                                           =================== ==================

See accompanying consolidated notes.


                                                          HAGLER BAILLY, INC.
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (in thousands, except per share data)

                                                                       For the years ended December 31,
                                                                 1997                1998                1999
                                                          ------------------- -------------------  ------------------
Revenues:
   Commercial revenues                                          $ 102,097             $ 115,772            $ 123,798
   Government revenues                                             56,766                59,638               56,750
   Other revenues                                                   1,752                 2,052                1,433
                                                          ------------------- -------------------  ------------------
Total revenues                                                    160,615               177,462              181,981
Cost of services                                                  120,585               126,204              147,294
                                                          ------------------- -------------------  ------------------

Gross profit                                                       40,030                51,258               34,687
Merger related and other nonrecurring costs                         1,235                 8,275                  292
Asset impairment costs                                                  -                 1,107                4,591
Liquidation of subsidiary                                             328                     -                    -
Selling, general and administrative expenses                       26,868                25,112               40,440
Stock and stock option compensation                                 9,965                 2,595                    -
                                                          ------------------- -------------------  ------------------

Income (loss) from operations                                       1,634                14,169              (10,636)
Other income (expense)
  Interest income                                                   1,192                   349                  127
  Interest expense                                                 (1,301)                 (410)                (173)
  Other (expense) income, net                                        (291)                  411                  (18)
  Minority interest                                                     -                   (81)                  (9)
                                                          ------------------- -------------------  ------------------
Income (loss) before income tax expense, equity
     investment in joint venture and extraordinary gain             1,234                14,438              (10,709)
Income tax expense (benefit)                                        5,460                 7,275               (1,212)
                                                          ------------------- -------------------  ------------------

(Loss) income before equity investment in joint venture
     and extraordinary gain                                        (4,226)                7,163               (9,497)
Loss from equity investment in joint venture                            -                  (463)                (427)
                                                          ------------------- -------------------  ------------------

(Loss) income before extraordinary gain                            (4,226)                6,700               (9,924)
Extraordinary gain                                                  2,336                     -                    -
                                                          ------------------- -------------------  ------------------

Net (loss)  income                                               $ (1,890)             $  6,700            $  (9,924)
                                                          =================== ===================  ==================

Net (loss) income per share:
   Basic
     Net (loss) income per share before extraordinary gain        $  (0.32)            $  0.42             $  (0.58)
     Net income per share extraordinary gain                      $   0.17                -                    -
     Net (loss) income  per share                                 $  (0.14)            $  0.42             $  (0.58)
   Diluted
     Net (loss) income per share before extraordinary gain        $  (0.32)            $  0.40             $  (0.58)
     Net income per share extraordinary gain                      $   0.17                -                    -
     Net (loss) income per share                                  $  (0.14)            $  0.40             $  (0.58)
Weighted average shares outstanding:
   Basic                                                          13,361              15,992               17,059

                                                          =================== ===================  ==================
   Diluted                                                        13,361              16,772               17,059
                                                          =================== ===================  ==================

See accompanying consolidated notes.

                                                          HAGLER BAILLY, INC
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                            (in thousands)
FS-4

                                                                                     Retained           Other             Total
                                        Common                      Additional       Earnings       Comprehensive     Stockholders'
                                        Shares        Amount           Capital          (Deficit)          Income           Equity
Balance, December 31, 1996              11,620      $   116         $  12,882       $  (3,038)            $  (3)         $  9,957
  Issuance of common stock - IPO         2,500           25            30,240                -                 -           30,265
  Issuance of common stock - other         995           10               698                -                 -              708
  Repurchase of common stock              (126)          (1)              (81)               -                 -             (82)
  Dividends paid - IGA                       -            -                 -            (233)                 -            (233)
  Compensatory stock & options               -            -             9,965                -                 -            9,965
  Exercise of stock options                485            5               133                                                 138
  Foreign currency translation              -             -                 -                -                21               21
  Net loss                                  -             -                 -          (1,890)                 -          (1,890)
                                     -----------------------------------------------   -------  -----------------------   -------
   Comprehensive income                                                                                                    (1,869)
                                                                                                                           -------
Balance, December 31, 1997               15,474          155            53,837          (5,161)                18           48,849
  Sale of common stock - Cap Gemini         471            5            11,828                -                 -           11,833
  Shares issued for acquisitions            297            3             4,120                -                 -            4,123
  Compensatory stock & options                -            -             2,595                -                 -            2,595
  Issuance of common stock - other          193            2               544                -                 -              546
  Purchase of common stock - dissenting
     shareholder                            (51)          (1)             (967)               -                 -            (968)
  Dividends paid - IGA                        -            -                 -            (333)                 -            (333)
  Exercise of stock options                  99            1               365                -                 -              366
  Foreign currency translation                -            -                 -                -             (112)            (112)
  Net income                                  -            -                 -            6,700                 -            6,700
                                    ---------------------------------------------------  ------  --------------------------  -----
    Comprehensive income                                                                                                     6,588
                                                                                                                           -------
Balance, December 31, 1998               16,483          165            72,322            1,206               (94)          73,599
  Shares issued for acquisitions          1,629           16            12,643                -                 -           12,659
  Stock repurchase plan                    (560)          (6)           (4,103)               -                 -          (4,109)
  Exercise of stock options                 359            4               134                -                 -              138
  Foreign currency translation                -            -                 -                -               (71)             (71)
  Net loss                                    -            -                 -           (9,924)                -           (9,924)
                                    --------------------------------------------------   -------  -----------------------   -------
    Comprehensive income                                                                                                    (9,995)
                                                                                                                            -------
Balance, December 31, 1999               17,911         $179           $80,996           $8,718            $(165)           $72,292
                                         ======         ====           =======           ======             =====           =======
See accompanying consolidated notes.

                                                          HAGLER BAILLY, INC.
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (in thousands)

FS-30

                                                                                For the years ended December 31,
                                                                             1997                  1998                 1999
                                                                  ------------------------------------------------------------
Operating activities
Net (loss) income                                                          $(1,890)             $6,700             $(9,924)
Adjustments to reconcile net (loss) income  to net cash
   provided by (used in) operating activities
     Depreciation and amortization                                           2,908               4,320               5,772
     Provision for accounts receivable allowance                               972                  15               1,716
     Extraordinary gain                                                     (2,336)                  -                   -
     Gain on sale of government sector assets                                    -                (282)                  -
     Provision for deferred income taxes                                      (383)              1,530              (2,509)
     Stock and stock option compensation                                     9,965               2,595                   -
     Impairment of loan receivable                                               -               1,000                   -
     Minority interest                                                           -                 177                (169)
     Asset impairment                                                            -               1,107               4,591
     Loss on equity investment in joint venture                                  -                 463                 427
     Loss on liquidation of subsidiary                                         328                   -                   -
     Changes in operating assets and liabilities:
       Accounts receivable                                                 (17,115)             (9,401)             (2,837)
       Note Receivable                                                           -                   -                (193)
       Prepaid expenses                                                       (328)             (1,118)               (286)
       Deferred compensation                                                 1,050              (3,566)                  -
       Deferred rent and other deferred liabilities                             82                 182                 258
       Other current assets                                                 (1,411)              1,553                (240)
       Other assets                                                           (519)                470                (609)
       Accounts payable and accrued expenses                                 1,741                (106)              2,273
       Accrued compensation and benefits                                       670              (5,362)             10,174
       Income taxes payable                                                  1,908                 595              (8,409)
       Billings in excess of cost                                             (409)             (1,213)              3,306
                                                                  ------------------------------------------------------------

Net cash (used in) provided by operating activities                         (4,767)               (341)              3,341
                                                                  ------------------------------------------------------------
Investing activities
Proceeds from sale of government sector assets                                   -               2,855                   -
Sale of subsidiary                                                               -                   -                 (27)
Amount paid in connection with liquidation of subsidiary                     1,684                   -                   -
Purchase of minority interest in consulting business                          (531)                  -                   -
Investment in note receivable                                               (1,000)                  -                   -
(Purchase) sale of investments                                              (6,551)              6,551                   -
Purchase of acquired companies, net of cash received                             -              (3,336)               (697)
Expenditures for software development                                       (2,512)                  -                   -
Equity investment in joint venture                                               -                (500)               (709)
Acquisition of property and equipment                                       (3,209)             (3,988)             (4,098)
                                                                  ------------------------------------------------------------
Net cash (used in)  provided by investing activities                       (12,119)              1,582              (5,531)
                                                                  ------------------------------------------------------------
Financing activities
Sale of common stock                                                        31,111                 912                 138
Sale of common stock - Cap Gemini                                                -              11,833                   -
Repurchase of common stock                                                     (82)               (968)             (4,109)
Net payments on bank line of credit                                         (2,500)             (1,500)                  -
Dividends paid                                                                (233)               (333)                  -
Proceeds from long-term financing                                                -                   -                   -
Principal payments on long-term debt                                        (9,368)               (281)               (348)
                                                                  ------------------------------------------------------------
Net cash provided by (used in) financing activities                         18,928               9,663              (4,319)
                                                                  ------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                         2,042              10,904              (6,509)
Cash and cash equivalents, beginning of year                                 3,219               5,261              16,165
                                                                  ============================================================
Cash and cash equivalents, end of year                                      $5,261             $16,165              $9,656
                                                                  ============================================================
See accompanying consolidated notes.

                               HAGLER BAILLY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except share and per share data)


1.    Organization

         Hagler Bailly, Inc. ("Hagler Bailly" or the "Company") is a worldwide provider of management consulting and other advisory services to the commercial and government sectors. The Company operates in principally two business segments: Commercial Consulting and Government Consulting. Commercial Consulting consists primarily of providing strategic advice and analysis to businesses in developed countries on issues involving energy, transportation, telecommunications, the environment, litigation and other matters. Government Consulting consists primarily of providing advisory and technical services to government sector clients worldwide in the energy and network industries (mainly in water and transportation) and the environment. The Company is headquartered in Arlington, Virginia and has offices in the United States, Asia, Europe, and Latin America.

         On July 3, 1997, the Company consummated an initial public offering of 2,500,000 shares at an offering price of $14 per share. The offering netted the Company $30,300 used to pay off debt then outstanding, fund acquisitions, and provide working capital needs.

2.    Summary of Significant Accounting Policies

     Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

         In 1997, the Company acquired a 7.8% minority ownership interest in a consulting business in the United Kingdom for cash of $531. Due to the uncertainty of recovery, the Company established a valuation allowance for this investment. During 1998 and 1999, the Company provided services to, and purchased consulting services from, this consulting business of $288 and $362, $2 and $77, respectively. At December 31, 1998 and 1999, the accounts receivable from this consulting business amounted to $543 and $617, respectively.

Foreign Currency Translation

         The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using exchange rates at the balance sheet dates. Income and expense items are translated at average exchange rates for the respective periods. The effect of translating these amounts at different rates is included as a component of comprehensive income in shareholders' equity. Transaction gains and losses are charged to operations in the period in which they occur. Transaction (loss) gains in 1997, 1998, and 1999 amounted to ($373), $420, and $7, respectively.

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

Cash and Cash Equivalents

         Cash equivalents are short-term, highly liquid investments, which have an original maturity when acquired of three months or less. At December 31, 1998 and 1999, respectively, cash equivalents include $6,810 and $3,040 in money market funds.

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

      Fair Value of Financial Instruments

         The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and accrued compensation to approximate the fair value of the respective assets and liabilities at December 31, 1998 and 1999.

      Intangibles

         The purchase price of acquisitions is allocated to the assets acquired and the liabilities assumed based upon their fair values as of the acquisition date. The excess of the purchase price over the fair value of assets acquired in the purchase is recorded as intangible assets, including goodwill, and is amortized over 5 to 20 years on a straight-line basis. Intangible assets at December 31, 1998 and 1999 are net of accumulated amortization of $2,441 and $3,456, respectively. Amortization expense for the years ended December 31, 1997, 1998 and 1999, was $736, $688 and $1,550, respectively.

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

         Based on an evaluation of its intangible assets and in connection with the Company's regular forecasting processes, the Company determined that $4,591 of goodwill associated with Estudio Q Ingenieros Asociados S.R.L ("Estudio Q"), PT Hagler Bailly and Fieldston Publications, Inc. ("FPI") were permanently impaired. The write-offs are classified as asset impairment costs in the consolidated statements of operations (see Note 18).

      Merger Related and other Nonrecurring Costs

         For the years ended December 31, 1997, 1998 and 1999, merger related and other nonrecurring costs were approximately $1,235, $8,275 and $292 respectively. Costs of effecting mergers accounted for as poolings of interests and subsequently integrating the operations of the various companies merged in either pooling or purchase transactions are recorded as merger related and other nonrecurring costs when incurred. These costs consist primarily of direct merger costs such as investment banking, legal, accounting and filing fees, as well as related costs incurred to realign corporate, administrative, and personnel functions, implement efficiencies with regard to information systems and offices, change the corporate identity for the acquired companies, and other expenses incurred to integrate operations.









     Stock Repurchase Plan

         The Company is authorized to repurchase up to 1.5 million shares of the Company's common stock in the open market or in a previously negotiated transaction. As of December 31, 1999, the Company had repurchased 559,700 shares for approximately $4,100 in cash.

     Reclassification

         Certain amounts in the prior period's financial statements have been reclassified to conform to the 1999 presentation.

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

          On April 30, 1998, the Company completed the acquisition of Estudio Q, an Argentinean company, whereby Estudio Q became a wholly-owned subsidiary of the Company. Total consideration for the acquisition was approximately $2,400 in the form of $800 cash and an aggregate of 64,306 shares of Hagler Bailly common stock. The acquisition was accounted for using the purchase method. Accordingly, the consolidated financial statements reflect the results of operations of Estudio Q since the date of acquisition. As a result of the transaction, the Company recorded intangible assets of approximately $2,700.

         On June 16, 1998, the Company and Cap Gemini S.A. and its wholly owned subsidiary, Cap Gemini America, Inc., entered into an exclusive joint venture to deliver information technology consulting services and solutions to electric, gas and water utilities, and service providers in the U.S. and Canada. The Company has fulfilled it's commitment to provide $1,000 cash under the joint venture agreements of which approximately $500 cash and approximately $200 in software development costs were provided during the year ended December 31, 1998 and another $710 in cash was provided during the year ended December 31, 1999. The Company accounts for its investment under the equity method and, accordingly, recognized a loss on equity investment of $427 for the year ended December 31, 1999.

         On June 30, 1998, the Company issued 183,550 shares of its common stock in exchange for all of the stock of Izsak, Grapin et Associes ("IGA"). The transaction was accounted for as a pooling of interests. Accordingly, the consolidated financial statements include the accounts of the Company, its subsidiaries and IGA for all periods presented. IGA had revenue and net income of $2,342 and $333, respectively, for the period from January 1, 1998, to the date of combination. On December 31, 1999 the Company sold IGA to its former owners (see Note 15.)

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

         On November 17, 1998, the Company completed the acquisition of certain of the assets and the liabilities of TFC and the stock of FPI, which became a wholly-owned subsidiary of the Company. Total consideration of the acquisition was approximately $1,300 in cash, 232,558 shares of Hagler Bailly common stock, and a note payable of $1,000. The acquisition was accounted for as a purchase. Accordingly, the consolidated financial statements reflect the results of operations of TFC since the date of acquisition. As a result of the transaction the Company recorded intangible assets of approximately $5,215.

         On February 8, 1999, the Company acquired all of the outstanding stock of Lacuna Consulting Limited ("Lacuna"), a United Kingdom corporation, in exchange for 65,000 shares of the Company's common stock. The acquisition was accounted for as a purchase. Accordingly, the consolidated financial statements reflect the results of operations of Lacuna since the date of acquisition. As a result of the transaction, the Company recorded intangible assets of approximately $1,402.

         On April 30, 1999, the Company acquired all of the outstanding stock of Washington International Energy Group, Ltd. ("WIEG"), a Washington, D.C.-based worldwide provider of energy and environmental policy consulting research services, in exchange for 144,210 shares of the Company's common stock and approximately $850 in cash. The Company has the right to repurchase up to 26,210 of these shares at $ .01 cents per share if the price of the Company's stock meets certain price targets during the three year period following the acquisition. The transaction was accounted for as a purchase. Accordingly, the consolidated financial statements reflect the results of operations of WIEG since the date of acquisition. As a result of the transaction, the Company recorded intangible assets of approximately $1,574.

     On June 1, 1999, the Company received the remaining minority interest of its joint venture, Hagler Bailly Risk Advisors, LLC, a limited liability company located in Houston, Texas, from Objective Resources Group Ris Advisors, LLC bringing the Company's ownership to 100%.

         On August 12, 1999, the Company acquired all of the outstanding stock of GKMG, Inc. ("GMKG"), a Washington, D.C.-based consulting firm specializing in the economic, strategic, financial, and regulatory analysis of the aviation industry, in exchange for 1,420,000 shares of the Company's common stock. Under the terms of the Share Exchange Agreement by and among the Company, GKMG and former shareholders of GKMG, the Company is obligated to issue additional shares of its common stock to the former shareholders of GKMG with a fair market value (as defined in the Share Exchange Agreement) up to $15 million if certain earnings targets for GKMG are met for the periods July 1, 1999-June 30, 2000 and July 1, 2000-June 30, 2001. In addition, the Company is obligated to issue up to 192,857 additional shares of its common stock to the former shareholders of GKMG if certain stock price performance contingencies are not met. The transaction was accounted for as a purchase. Accordingly, the consolidated financial statements reflect the results of operations of GKMG since the date of acquisition. As a result of the transaction, the Company recorded intangible assets of approximately $11,042.

          Pro forma unaudited operating information reflecting the results of business combinations accounted for as purchases as if these companies were acquired on the first date of the respective periods were as follows:


                                 Hagler Bailly               Estudio
                                      (1)        Fieldston      Q        WIEG          GKMG        Lacuna     Adj.(2)   Consolidated
                                 --------------- ----------- --------- ----------- ----------- ------------ ---------- -------------
Year ended December 31, 1997
  Revenues                         $160,615        $ 4,352     $1,685   $ 2 ,487    $8,978        $   -      $   -         $ 178,117

  Net (loss) income                 (1,890)            451        310       (35)       258            -       (1,067)        (1,973)
  Dilutive   weighted   average
shares                               13,361                                                                                   15,261
  Dilutive earnings per share        (0.14)                                                                                   (0.13)


Year ended December 31, 1998
  Revenues                         $174,588        $ 5,562     $2,707    $ 1,682    $9,964       $1,027        $   -        $195,530
  Net income (loss)                   6,560          1,153        240       (89)        121         148         (984)          7,149
  Dilutive   weighted   average
shares                               16,690                                                                                   18,590
  Dilutive earnings per share          0.39                                                                                     0.38


Year ended December 31, 1999
  Revenues                         $172,744      -               $  -     $2,366   $11,412       $2,318      $   -          $188,840
  Net (loss) income                (10,195)                                  529        771       (472)        (773)        (10,140)
  Dilutive   weighted   average
shares                               16,367                                                                                   17,970
  Dilutive earnings per share        (0.62)                                                                                   (0.56)

(1) Hagler Bailly balance excludes 1997, 1998 and 1999 results of purchased companies.
(2)   Amortization of estimated goodwill.

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

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                  For the years ended December 31,
                                                             1997              1998               1999
                                                        ---------------- -----------------  -----------------
      Net (loss) income before extraordinary gain          $  (4,226)           $   6,700          $ (9,924)
      Extraordinary gain                                        2,336                   -                  -


                                                        ---------------- -----------------  -----------------
      Net (loss) income                                    $  (1,890)            $  6,700          $ (9,924)
                                                        ================ =================  =================
     Weighted average shares of common stock
        outstanding during the period                        13,361,000        15,992,000         17,059,000

      Effect of dilutive securities:
        Stock options                                                 -           780,000                  -
                                                        ---------------- -----------------  -----------------

      Weighted average shares of common
        stock and dilutive securities                        13,361,000        16,772,000         17,059,000
                                                        ================ =================  =================

      Basic earnings per share
        Net (loss) income before extraordinary gain          $  (0.32)           $   0.42          $  (0.58)
        Extraordinary gain                                   $   0.17            $     -           $     -
        Net (loss) income                                    $  (0.14)           $   0.42          $  (0.58)

      Dilutive earnings per share
        Net (loss) income before extraordinary gain          $  (0.32)           $   0.40          $  (0.58)
        Extraordinary gain                                   $   0.17            $     -           $     -
        Net (loss) income                                    $  (0.14)           $   0.40          $  (0.58)



5.
Accounts Receivable

         As of December 31 the components of accounts receivable are:

                                                                                1998                  1999
                                                                    ------------------------------------------
         Billed amounts                                                      $38,914                $42,010
         Unbilled amounts currently billable                                  23,305                 25,604
         Retention not currently billable and other                              761                  1,024
         Allowance for possible losses                                        (3,888)                (5,604)
                                                                    ------------------------------------------
         Total                                                               $59,092                $63,034
                                                                    ==========================================

         The  activity  in the  allowance  for  possible  losses for years ended
December 31 is as follows:

                                                                                 1998                  1999
                                                                    ------------------------------------------
         Balance at beginning of year                                        $3,873                 $3,888
         Provision for losses charged to expense                              1,135                  6,520
         Charge-offs, net of recoveries                                      (1,120)                (4,804)
                                                                    ------------------------------------------
         Balance at end of year                                              $3,888                 $5,604
                                                                    ==========================================

         All billed and unbilled receivable amounts are expected to be collected during the next fiscal year.

6.    Property and Equipment

         Components of property and equipment at December 31 are as follows:

                                                                             1998                1999
                                                                       --------------------------------------
        Office equipment and furniture                                       $17,100             $17,544
        Leasehold improvements                                                 3,189               4,702
                                                                       --------------------------------------
                                                                              20,289              22,246
        Accumulated depreciation and amortization                            (13,826)            (13,975)
                                                                       --------------------------------------
                                                                              $6,463              $8,271
                                                                       ======================================

         Depreciation and amortization expense on property and equipment for the years ended December 31, 1997, 1998 and 1999, was approximately $2,123, $3,121 and $3,688 respectively. Costs of repairs and maintenance of property and equipment are charged to expense as incurred.

7.

Software Development Costs

         At December 31, 1998 and 1999 the Company had $898 and $0, respectively, of capitalized software development costs. Amortization expense for the years ended December 31, 1997, 1998 and 1999 was approximately $49, $511 and $898, respectively. The Company accounts for these development costs in accordance with FASB 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed."

         Capitalized software development costs are amortized on a product by product basis starting when the product is available for general release to customers. Amortization is calculated using the straight-line method over the remaining estimated economic life of the product. The Company periodically evaluates the net realizable value of all unamortized capitalized costs. During 1998, management determined that certain software development costs were fully impaired due to the duplication of technologies resulting from the Company's 1998 mergers and the Cap Gemini Hagler Bailly L.L.C. joint venture. As a result of these impairments, the Company expensed approximately $1,107 which are classified as asset impairment costs on the statement of operations.


8.     Notes Receivable

         During 1997, the Company loaned $1,000 to another company in accordance with a bridge loan agreement. The loan was due in six equal installments beginning June 1, 1998. The loan accrued interest at 15% and was secured by all of the assets of the borrower. The loan agreement allowed the Company to purchase an ownership interest of this company as defined in the loan agreement. During 1998, the borrower defaulted on its obligation under the note and at that time management determined that the loan was uncollectable and wrote off the entire amount of the original loan as other nonrecurring costs.

         On December 31, 1999, the Company sold its IGA subsidiary back to its former owners for $550 payable in three equal annual installments beginning January 1, 2001.The note bears no interest and is secured by 99,516 shares of the Company's stock owned by two former shareholders ofIGA.


9.    Bank Line of Credit

         On November 20, 1998, the Company entered into a line of credit arrangement with a bank enabling the Company to borrow up to $50,000 subject to certain restrictions. The Company paid all outstanding balances on its previous lines of credit, which were terminated upon commencement of the new agreement. Under the terms of the new agreement, interest is payable at the greater of the bank's base rate or the Federal Funds effective rate plus 0.5%, or the applicable London Inter-Bank Offered Rate ("LIBOR") plus an additional percentage ranging from 0.8% to 1.75% depending on certain financial ratios. The agreement also requires a commitment fee of 0.19% plus an additional percentage ranging from 0.01% to 0.06% depending on certain financial ratios, based on the average daily amount of the unborrowed portion of the commitment, payable quarterly in arrears. The line of credit matures on November 20, 2001. As of December 31, 1999, the Company had $0.8 million in letters of credit outstanding and no borrowings outstanding under the facilities. Based on the financial formulas mentioned above, the available balance under the line of credit at December 31, 1999 was $12.2 million. As of December 31, 1999, the Company was in non-compliance with certain covenants that were subsequently waived by the bank.


10.    Notes Payable

         The Company has a note payable, related to an acquisition of certain of the assets and liabilities of TFC. Principal balances under the note were $1,000 and $666 as of December 31, 1998 and 1999, respectively. The note accrues interest at LIBOR rate plus 1.5%.

         For the year ended December 31, 1997, the Company settled several notes payable with favorable terms to the Company, resulting in extraordinary gains of approximately $2,336.


11.   Income Taxes

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

         Components of income tax expense (benefit) consisted of the following:

                                                                      For the years ended December 31,

                                                                 1997               1998              1999
                                                             ----------------    -------------    ----------------
     Current:
       Federal                                                        $4,483        $4,113              $(157)


       State                                                           1,098           726                 213
       Foreign                                                           215           879               1,241
                                                            ----------------    -------------    ----------------
                                                                       5,796         5,718               1,297

      Deferred                                                         (336)         1,557             (2,509)
                                                            ----------------    -------------    ----------------

     Income tax expense (benefit)                                     $5,460        $7,275            $(1,212)
                                                            ================    =============    ================

         The Company paid income taxes of $3,117, $4,995, and $5,820 during 1997, 1998 and 1999, respectively.

         Income tax expense varies from the amount computed using statutory rates as follows:

                                                                   For the years ended December 31,

                                                            1997               1998                1999
                                                        --------------    ----------------    ----------------

   Tax computed at the Federal statutory rate                     $428            $4,909             $(3,783)
   State income taxes, net of Federal income tax
       benefit                                                      35               722                (276)
   Non-deductible charge for stock option
        compensation                                             4,000             1,012                   -

   Other allowances                                                754                 -                   -
   Non-deductible charge for goodwill
         amortization/asset impairment                               -                 -               1,795
   Losses recorded on the equity method                              -                 -                 231
   Foreign tax credit                                                -                 -                (192)
   Foreign tax in excess of U.S. statutory rate                      -                 -                 539
   Non-deductible charge for merger related costs                    -               876                  62
   Other                                                           243              (244)                412
                                                        --------------    ----------------    ----------------

   Income tax expense                                         $5,460              $7,275             $(1,212)
                                                        ==============    ================    ================


         The components of temporary differences are as follows:

                                                                                 December 31,
                                                                          1998                 1999
                                                                     -----------------    ------------------
      Current deferred tax (liabilities) assets:
         Accounts receivable                                              $(2,116)             $(1,559)
         Bad debt                                                               -                1,860
         Accrued vacation                                                       -                1,229
         Other                                                                216                  171
                                                                    -----------------    ------------------
      Total current deferred tax (liabilities) assets                      (1,900)               1,701
      Non-current deferred tax assets:
         Merger related costs                                                 448                  206
         Provisions for losses                                                954                    -
         Accrued compensation and benefits                                  1,427                    -
         Deferred compensation                                              1,237                  727
         Stock options                                                          -                 (359)
         Deferred rent                                                        454                  498
         Property, equipment and leasehold improvements                       555                  935
         Net operating loss carryforwards                                      20                    -
         Cash to accrual adjustment                                        (5,941)              (4,004)
         Other                                                                (81)                (386)
                                                                    -----------------    ------------------
      Total non-current deferred tax liabilities                             (927)              (2,383)
                                                                    -----------------    ------------------
      Net deferred tax liabilities                                     $   (2,827)            $   (682)
                                                                    =================    ==================

12.   Stockholders' Equity

         The issuance and repurchase of common stock for the years ended December 31, 1997 and 1998 is primarily the result of equity transactions entered into by PHB and TB&A. These transactions were made under established company plans and in a manner consistent with historic patterns of stock issuance or repurchase.

         In connection with the merger with the Company, PHB recognized non-cash, non-tax deductible compensation charges for the years ended December 31, 1997 and 1998, of $9,885 and $2,595, respectively. These amounts reflect the difference between the fair value and the book value of shares of common stock issuable within one year of the merger's close.

         Options granted after 1996 vest over periods ranging from immediately to four years. The majority of grants vest in equal installments over four years, commencing one year from date of grant. All such options expire ten years from date of grant. Options issued prior to 1996 generally vest 50% after eighteen months and fully after an additional year. The majority of these options also expire ten years from date of grant.

         In August of 1998, the Company's shareholders approved an amendment to the Stock Option Plan that increased the total number of shares of common stock reserved for issuance from 3,200,000 to 5,000,000. At December 31, 1999 1,035,058 shares of common stock were available for grant under the Stock Option Plan.

         The Company accounts for stock options issued to employees under APB 25, while provided supplemental pro-forma disclosure under SFAS 123. Pro forma information regarding net income (loss) and per share data required by SFAS No. 123, has been determined as if the Company had accounted for its stock options under the fair value method therein. The fair value for options granted from May 25, 1997 to July 9, 1997 was estimated at the date of grant using a minimal valuation method with the following weighted-average assumptions: risk free interest rate of 5.25%, no expected dividends and an average expected life of the options of four years.

         For options issued from July 9, 1997 to December 31, 1999, in accordance with SFAS 123, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1998: risk-free interest rate of 5.25%; no dividends; a volatility factor of the expected market price of the Company's common stock of
 .40 and a weighted-average expected life of the options of approximately five years in 1997 and four years in 1998. Options issued from January 1, 1999 to December 31, 1999 were valued using a risk-free interest rate of 6.44%; no dividends; a stock price volatility factor of .848 and a weighted-average expected life of the options of four years.

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


         For purposes of the pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period.

         The Company's pro forma information follows:

                                                               For the years ended December 31,
                                                    1997                     1998                     1999
                                            ---------------------    ---------------------    ---------------------
      Net (loss) income                            $  (1,890)                 $ 6,700                $ (9,924)
      FAS 123 expense, net of tax                        217                    1,045                    5,974
                                            ---------------------    ---------------------    ---------------------
      Pro forma net (loss) income                  $ (2,107)                  $ 5,655               $ (15,898)
                                            =====================    =====================    =====================
      Pro forma (loss) earnings per share:
             Basic                                 $  (0.16)                  $  0.35                 $ (0.93)
             Diluted                               $  (0.16)                  $  0.34                 $ (0.93)
The following summarizes option activity:

                                                                                Weighted Average
                                                               Options          Exercise Price
                                                            ---------------    --------------------

    Outstanding at December 31, 1996                             936,943                   $0.22

    1997
    Granted                                                      677,135                    8.34
    Exercised                                                   (484,701)                   0.20
    Canceled                                                     (15,000)                  10.00
                                                            ---------------
    Outstanding at December 31, 1997                           1,114,377                    5.21

    1998
    Granted                                                    1,149,760                   20.32
    Exercised                                                    (99,380)                   3.49
    Canceled                                                    (126,046)                  12.60
                                                            ---------------
    Outstanding at December 31, 1998                           2,038,711                   13.44

    1999
    Granted                                                    1,686,202                    9.24
    Exercised                                                   (374,420)                   0.35
    Canceled                                                    (370,718)                  12.88
                                                            ---------------
    Outstanding at December 31, 1999                           2,979,775                   12.80
                                                            ===============

    Exercisable at December 31, 1999                             975,817                  $11.62
                                                            ===============


     The grant date weighted average fair value of options granted in 1997, 1998, and 1999 was $1.98, $20.32 and $6.02, respectively.

         At December 31, 1999, the price range of options outstanding are as follows:

                                                                                 Weighted
                                                                                 Average
                                                            Options              Exercise
                                                          Outstanding           Price Per          Average Remaining
                                                                                  Share            Contractual Life
                                                       ------------------- -- --------------- -- --------------------
     $1.00 - $9.99                                            1,559,123              $6.61             8.54
     $10.00 - $19.99                                            651,378              16.74             8.81
     $20.00 - $29.99                                            760,274              21.93             8.45
     $30.00 & Over                                                9,000              30.00             8.37
                                                       -------------------
        Total                                                 2,979,775              12.80             8.57
                                                       ===================



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

         The  following  is a schedule  of the annual  minimum  rental  payments
required   under  the   operating   leases  that  have   initial  or   remaining
non-cancellable lease terms in excess of one year as of December 31, 1999:

            Years ended December 31,
                       2000                                         $   9,998
                       2001                                             9,488
                       2002                                             6,605
                       2003                                             5,779
                       2004                                             5,758
                Thereafter                                             19,243
                                                             -----------------
                Total minimum rental payments                       $   56,871
                                                             =================
     Total rental expense for the years ended December 31, 1997, 1998 and 1999, was approximately, $7,468, $8,451 and $9,885 respectively.


14.   Retirement Plan

           The Company maintains tax-deferred savings plans under Section 401(k) of the Internal Revenue Code to provide retirement benefits for all eligible employees (the "Plan"). The Plan was amended in 1999 to consolidate the retirement plans of the subsidiaries which the Company merged with or acquired over the past two years. Employees may voluntarily contribute a percentage of their annual compensation to the Plan, subject to Internal Revenue Service limitations. The Company may, but has no obligation to, make matching contributions. In addition, the Company may, but has no obligation to, make a discretionary contribution to the Plan. Discretionary contributions are allocated to participants' accounts in proportion to their compensation and employment classification. Rights to benefits provided by the Company's discretionary contributions vest as follows: 20% after two years, 40% after three years, 60% after four years, 80% after five years and 100% after six years of service. Participants are fully vested in their voluntary contributions.

     The Company's expenses related to its discretionary matching and other contributions under all plans for 1997, 1998 and 1999 were approximately $2,628, $925 and $3,289, respectively.

15.   Divestitures / Sale of Assets

           On September 30, 1998, the Company sold certain assets of a portion of its government sector consulting practice due to conflicts of interest resulting from the Company's business combinations. As a result of the transaction, the Company sold assets for approximately $2,855 resulting in a gain of approximately $282 which was included in other income.

         In December 1998, the Company made the decision to cease operations in its financial advisory services business, HB Capital, Inc., resulting in expenses of approximately $1.8 million. In December 1999, the Company sold the assets of HB Securities, a wholly owned subsidiary of HB Capital, Inc., resulting in a gain of approximately $26, which was included in other income.

On December 31, 1999, the Company sold the assets of wholly-owned subsidiary IGA. The Company disposed of this subsidiary due to its inability to successfully integrate IGA's operations into the Company's other European operations. As a result of the transaction, the Company sold assets for approximately $0.6 million, resulting in a loss of approximately $68,000. As a result of this transaction the Company received a $550,000 note receivable from the buyers of IGA. The note bears no interest and is secured by 99,516 shares of the Company's common stock owned by IGA. 16. Commitments and Contingencies

Cost Subject to Audit

         Under its United States government contracts, the Company is subject to audit by the Defense Contract Audit Agency, whose audits could result in adjustments of amounts previously billed. Management believes that the results of such future audits will not have a material adverse effect on the Company's financial position or results of operations.

Financial Instruments and Risk Management

         The Company operates around the world principally in United States currency. The Company may reduce any periodic exposures to fluctuations in foreign exchange rates by creating offsetting ("hedge") positions through the use of derivative financial instruments. The Company currently does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leverage derivatives. The Company regularly monitors any foreign currency exposures and ensures that hedge contract amounts do not exceed the amounts of the underlying exposures. The Company had no open hedge positions at December 31, 1998 or 1999.

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

         At December 31, 1998 and 1999, cash of approximately $4,087 and $633, respectively, was located in foreign bank accounts.

Major Customers


         At December 31, 1998 and 1999, included in accounts receivable was $13,855 and $10,203, respectively, due from agencies of the United States government. Credit risk with respect to the remaining trade accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across different industries and countries.
The Company performs ongoing credit evaluations of its customers financial condition.

         The Company generates revenues from contracts with government agencies and private companies within the United States and worldwide. During 1997, 1998 and 1999, the Company recognized approximately $32,000, $39,000 and $32,000, respectively, of its revenue from the United States Agency for International Development ("USAID"), a U.S. government agency. Revenues earned from foreign customers, both commercial and governmental, were approximately $14,000, $19,000 and $26,000 for the years ended December 31 1997, 1998 and 1999, respectively.

Commitments

         Certain officers and directors of the Company have agreements which provide for severance and other benefits upon the occurrence of certain events, including termination upon change of control, as defined in the agreements.

         On September 27, 1999, the Company retained Bank of America Securities LLC to assist in exploring strategic and financial alternatives to maximize shareholder value, including the potential sale or merger of the Company. The sale or merger of the Company could potentially lead to the payment of benefits under the agreements as discussed above.



17.

Merger Related and Other Nonrecurring Costs

         Merger related and other nonrecurring costs were recorded in connection with the business combinations during 1997, 1998 and 1999. The following represents a detail of merger related and other nonrecurring costs:


                                                                          For the years ended December 31,
                                                                        1997              1998            1999

Merger related costs                                                      $ 1,235         $ 6,495          $ 292

Impairment of investments and related infrastructure
related to termination of financial advisory services
operations                                                                      -           1,780              -
                                                                 ------------------- --------------- ----------------

Total                                                                     $ 1,235         $ 8,275          $ 292
                                                                 =================== =============== ================

        Merger related costs consist primarily of direct costs such as investment banking, legal, accounting, and filing fees related to the Company's mergers accounted for as poolings of interests, as well as consolidation costs from the closing of duplicate locations, realigning regional and corporate functions, and reducing personnel related to mergers accounted for as either poolings or purchases. At December 31, 1998, the accompanying consolidated balance sheet included accrued merger related costs of $546, classified as accrued expenses, consisting of involuntary employee termination costs of $171 and facility related expenses of $375.

        During the fourth quarter of 1998, management determined that certain investments held by the Company and the related infrastructure which managed such investments, were impaired due to events related to the Company's mergers. Accordingly, management decided to cease operations of its financial advisory services operations and determined that certain investments were fully impaired and recognized a loss of $1,780, which included the write off of a $1,000 note receivable. At December 31, 1998, the balance sheet included $616 of these impairment costs classified as accrued expenses, consisting of legal expenses of $140, involuntary employee termination costs of $170, lease termination and other facility costs of $200, and other general accrued expenses of $106. The Company had no accrued merger or merger related costs at December 31, 1999.

18.   Asset Impairment

         The Company assesses the impairment of long-lived assets including intangible assets in accordance with Statement of Financial Accounting Standards No. 121.

         During 1998 management evaluated certain software development costs under FAS 121 and determined that these assets were impaired due to the duplication of technologies resulting from the Company's business combinations and its joint venture with Cap Gemini. Management determined that as a result of these transactions certain capitalized software balances would not generate future cash flows. Consequently, management determined that the value of the related assets had been impaired as the software would not be utilized by the Company and has recorded a write off of approximately $1,107, classified as asset impairment costs on the statement of operations.

         During 1999 management evaluated the net realizable value of intangibles related to certain 1998 acquisitions. Impairment evaluations were performed due to the poor performance of these entities as compared to management's original expectations and the possibility of future disposition of these subsidiaries. As a result of this analysis, the Company wrote off approximately $4,591 of goodwill which represented the excess of the carrying value of these assets as compared to the projected cash flows of the assets as determined in accordance with SFAS 121.

19.    Repositioning plan

         In December 1999, the Board of Directors approved management's plan to undertake a repositioning of the firm to focus on its core consulting business and market position in order to maximize future shareholder value.

         The primary component of the Company's repositioning plan is a supplemental bonus which consists of $10,868 of additional incentives paid to the Company's key staff. In 1999 the consulting business experienced high turnover. The Company's management believes the additional incentives are essential to retain and motivate staff. At December 31, 1999, the accompanying consolidated balance sheet includes $7,310 of accrued bonus, classified as accrued compensation.

         In addition, as part of the Company's repositioning plan, management has and continues to evaluate strategic opportunities for the Company (see Note
16) including the possible disposition of non-performing subsidiaries (see Note 18.)

20.   Segment Information

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 Disclosures about Segments of an Enterprise and Related Information ("FAS 131"). FAS 131 supercedes FAS 14 Financial Reporting for Segments of a Business Enterprise, replacing the industry segment approach with the management approach, which requires segmentation based upon the Company's internal organizational structure that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments.

         The Company began organizing, reporting and managing its business as two segments in 1999. Accordingly, the Company adopted FAS 131 in 1999 and all prior periods have been presented to conform to the requirements of this statement. The segments, which are based on differences in its client base, are Commercial Consulting and Government Consulting. Commercial Consulting consists primarily of providing strategic advice and analysis to businesses in developed countries on issues involving energy, transportation, telecommunications, the environment, litigation and other matters. Government Consulting consists primarily of providing advisory and technical services to government sector clients worldwide in the energy and network industries (mainly in water and transportation) and the environment.

         The Company has subsidiaries in 11 countries outside North America which, in aggregate, represent 12.7% of the Company's consolidated revenues.
There is no single foreign country that exceeds 10% of consolidated revenues. USAID revenues represent 56% of the Government Consulting segments consolidated revenues and 17.5% of the Company's consolidated revenues. The loss of this client could have a material adverse effect on the Company's business, financial condition and results of operations.

         The following table presents revenue and income (loss) from operations data by segment:

                                                           For the years ended December 31,
                                                  1997                   1998                  1999
             Segment Information
    -------------------------------------- -------------------- -- ----------------- -- --------------------
    Revenues
        Commercial consulting                         $102,097             $115,772                $123,798
        Government consulting                           56,766               59,638                  56,750
        Other                                            1,752                2,052                   1,433
                                           --------------------    -----------------    --------------------
    Total                                             $160,615             $177,462                $181,981
                                           ====================    =================    ====================

    Income (loss) from operations
        Commercial consulting                         $      *              $28,684                 $2,820
        Government consulting                                *                2,493                 (5,117)
                                                       -------             --------                --------
        Segment Total                                   13,162               31,177                 (2,297)
       Merger related and other
         non recurring costs                           (1,235)              (8,275)                   (292)
       Asset impairment costs                                               (1,107)                 (4,591)
       Stock and stock option compensation             (9,965)              (2,595)                       -
       Liquidation of subsidiary                         (328)                    -                       -
       Other                                                 -              (5,031)                 (3,456)
                                           --------------------    -----------------    --------------------
    Total                                               $1,634              $14,169               $(10,636)
                                           ====================    =================    ====================

          * It was not practicable to present certain 1997 results to conform to the current presentation. Accordingly, they have not been presented.

         The table below presents information by geographic area. Revenues are attributed to the countries based on the location of the subsidiary. North America includes the United States and Canada and International includes all else.

                        For the years ended December 31,
                 Geographic                       1997                   1998                  1999
             Segment Information
    -------------------------------------- -------------------- -- ----------------- -- --------------------
    Revenues
        North America                                 $151,646             $159,536                $158,889
        International                                    8,969               17,926                  23,092
                                           --------------------    -----------------    --------------------
    Total                                             $160,615             $177,462                $181,981
                                           ====================    =================    ====================

                                                              SIGNATURES



         Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 26, 2000                       By:
                                            ------------------------------------
                                            William E. Dickenson
                                            President and Chief Executive
                                            Officer, Director



Dated: March 26, 2000                       By:
                                            ------------------------------------
                                            Geoffrey W. Bobsin
                                            Senior Vice President, Chief
                                            Financial Officer, Treasurer
                                            and Secretary

Dated: March 26, 2000                       By:
                                            ------------------------------------
                                            Henri-Claude A. Bailly
                                            Director

Dated: March 26, 2000                       By:
                                            ------------------------------------
                                            R. Gene Brown
                                            Director
Dated: March 26, 2000                       By:
                                            ------------------------------------
                                            Jasjeet S. Cheema
                                            Director

Dated: March 26, 2000                       By:
                                            ------------------------------------
                                            Robert W. Fri
                                            Director

Dated: March 26, 2000                       By:
                                            ------------------------------------
                                            Richard H. O'Toole
                                            Director

Dated: March 26, 2000                       By:
                                            ------------------------------------
                                            Howard W. Pifer III
                                            Director

Dated: March 26, 1999                       By:
                                            ------------------------------------
                                            Fred M. Schriever
                                            Director

Dated: March 26, 1999                       By:
                                            ------------------------------------
                                            Alain M. Streicher
                                            Director

EXHIBIT LIST



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

10.49 First amendment to revolving credit agreement between Hagler Bailly, Inc, the lenders from time to time a party thereto, as lenders, and NationsBank, N.A., dated as of March 22, 1999. (9)

10.50Lease by and between  TrizecHahn,  1550 Wilson Blvd.  Management and Hagler
     Bailly Services, Inc. dated August 29, 1999. (12)

10.51 Second amendment to revolving credit agreement between Hagler Bailly, Inc., the lenders from time to time a party thereto, as lenders, and NationsBank, N.A., dated as of August 11, 1999. (12)

10.52 Security Agreement by and between GKMG, Inc. and NationsBank, N.A., dated August 11, 1999.

10.53Security  Agreement  by and between  GKMG  Consulting  Services,  Inc.  and
     NationsBank, N.A., dated August 11, 1999. (12)

10.54Employment  Agreement  between Putnam,  Hayes & Bartlett,  Inc. and John C.
     Butler, dated August 28, 1999.

10.55Employment Agreement between Putnam, Hayes & Bartlett,  Inc. and William H.
     Hieronymus, dated August 28, 1999.

10.56Employment Agreement between Putnam,  Hayes & Bartlett,  Inc. and Walter H.
     A. Vandaele, dated August 28, 1999.

21       Subsidiaries of the Registrant

23       Consent of Independent Auditors dated March 29, 2000

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

(12) Included in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.