Form 10-K/A
period 1999-12-31
HAGLER BAILLY INC
filed 2000-04-05
CIK 1033693

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



                                Explanatory Note

The purpose of this amendment is to amend our Annual Report on Form 10-K for the period ended December 31, 1999, (the "Original Filing") due to an error on the signature page. There are no other changes to this document.


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

Dated: March 26, 2000                       By: /s/ William E. Dickenson
                                            ------------------------------------
                                            William E. Dickenson
                                            President and Chief Executive
                                            Officer, Director



Dated: March 26, 2000                       By: /s/ Geoffrey W. Bobsin
                                            ------------------------------------
                                            Geoffrey W. Bobsin
                                            Senior Vice President, Chief
                                            Financial Officer, Treasurer
                                            and Secretary

Dated: March 26, 2000                       By: /s/ Henri-Claude A. Bailly
                                            ------------------------------------
                                            Henri-Claude A. Bailly
                                            Director

Dated: March 26, 2000                       By: /s/ R. Gene Brown
                                            ------------------------------------
                                            R. Gene Brown
                                            Director
Dated: March 26, 2000                       By: /s/ Jasjeet S. Cheema
                                            ------------------------------------
                                            Jasjeet S. Cheema
                                            Director

Dated: March 26, 2000                       By: /s/ Robert W. Fri
                                            ------------------------------------
                                            Robert W. Fri
                                            Director

Dated: March 26, 2000                       By: /s/ Richard H. O'Toole
                                            ------------------------------------
                                            Richard H. O'Toole
                                            Director

Dated: March 26, 2000                       By: /s/ Howard W. Pifer III
                                            ------------------------------------
                                            Howard W. Pifer III
                                            Director

Dated: March 26, 1999                       By: /s/ Fred M. Schriever
                                            ------------------------------------
                                            Fred M. Schriever
                                            Director

Dated: March 26, 1999                       By: /s/ Alain M. Streicher
                                            ------------------------------------
                                            Alain M. Streicher
                                            Director

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