Form 10-Q
period 2000-03-31
HAGLER BAILLY INC
filed 2000-05-15
CIK 1033693

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

                 For the quarterly period ended March 31, 2000

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF T
                       HE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________________________

                         Commission File Number: 0-29292


--------------------------------------------------------------------------------
                               HAGLER BAILLY, INC.
             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------


                              Delaware                            54-1759180
                    (State or other jurisdiction                I.R.S. Employer
                  of incorporation or organization)       Identification Number

              1530 Wilson Boulevard, Suite 400, Arlington, VA 22209
               (Address of principal executive offices) (Zip Code)


                                  703-351-0300
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes No

As of April 27, 2000, the Registrant had 17,927,812 shares of its common stock outstanding.

                                TABLE OF CONTENTS

                                     PART I


ITEM 1. FINANCIAL STATEMENTS................................................1
   CONSOLIDATED BALANCE SHEETS (RESTATED UNAUDITED).........................1
   CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)........................2
   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)........................3
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...............................4



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS...............................................................7



                                     PART II


ITEM 1. LEGAL PROCEEDINGS....................................................11


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.....................................11


SIGNATURES...................................................................18

                                     PART I
Item 1.  Financial Statements

                               Hagler Bailly, Inc.
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                                              March 31,         December 31,
                                                                                                2000                1999
                                                                                         ----------------------------------------
                                                                                             (unaudited)
Assets
Current assets:
       Cash and cash equivalents                                                                    $  7,918             $ 9,656
       Accounts receivable, net of allowance for doubtful accounts of $5,503 and
         $5,604 as of March 31, 2000 and December 31, 1999, respectively                              58,949              63,034
       Current portion of notes receivable                                                                23                  80
       Prepaid expenses                                                                                2,642               2,173
       Prepaid taxes                                                                                   1,552               5,915
       Deferred income taxes                                                                           1,701               1,701
       Other current assets                                                                            1,249                 960
                                                                                         ----------------------------------------
Total current assets                                                                                  74,034              83,519
Property and equipment, net                                                                            8,252               8,271
Intangible assets, net                                                                                22,059              22,449
Other assets                                                                                             843               1,475
Note receivable, net of current portion                                                                  495                    495

                                                                                         ----------------------------------------
Total assets                                                                                       $ 105,683           $ 116,209
                                                                                         ========================================

Liabilities and stockholders' equity
Current liabilities:
       Accounts payable and accrued expenses                                                         $ 9,584            $ 13,948
       Accrued compensation and benefits                                                              12,787              19,072
       Billings in excess of cost                                                                      5,174               5,812
       Current portion of long-term debt                                                                 333                 333
                                                                                         ----------------------------------------
Total current liabilities                                                                             27,878              39,165
Deferred income taxes                                                                                  2,383               2,383
Minority interest                                                                                          9                   8
Deferred rent and other deferred liabilities                                                           2,056               2,028
Long-term debt, net of current portion                                                                   333                 333
                                                                                         ----------------------------------------
Total liabilities                                                                                     32,659              43,917

Stockholders' equity:
       Common stock, $0.01 par value, 50,000 shares authorized,
         17,911 and 17,911 issued and outstanding at March 31, 2000 and
         December 31, 1999, respectively                                                                 179                 179
       Additional capital                                                                             80,996              80,996
       Accumulated deficit                                                                           (8,000)             (8,718)
       Foreign currency translation                                                                    (151)               (165)
                                                                                         ----------------------------------------
Total stockholders' equity                                                                            73,024              72,292
                                                                                         ----------------------------------------
Total liabilities and stockholders' equity                                                         $ 105,683            $116,209
                                                                                         ========================================


                                                  See accompanying notes.

                               Hagler Bailly, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)
                      (in thousands, except per share data)


                                                                                Three months ended
                                                                                     March 31,
                                                                            2000                  1999
                                                                       ----------------      ----------------
          Revenues
           Commercial revenues                                                $ 30,196              $ 29,857
           Government revenues                                                  11,375                 9,830
           Other revenues                                                          347                   543
                                                                       ----------------      ----------------
         Total revenues                                                         41,918                40,230
         Cost of services                                                       32,577                30,623
                                                                       ----------------      ----------------
         Gross profit                                                            9,341                 9,607
         Selling, general and administrative expenses                            7,847                 7,583
                                                                       --------------------------------------
         Income from operations                                                  1,494                 2,024
         Other (expense) income, net                                              (13)                    87
                                                                       ----------------      ----------------
         Income before income tax expense and income/(loss) from
           equity investment in joint venture                                    1,481                 2,111
         Income tax expense                                                        810                   786
                                                                       ----------------      ----------------
         Income before income/(loss) from equity investment in joint
           venture                                                                 671                 1,325
         Income/(loss) from equity investment in joint venture                      47                 (143)
                                                                       ----------------      ----------------
         Net income                                                             $  718              $  1,182
                                                                       ================      ================

         Net income per share:
           Basic                                                                 $0.04                 $0.07
           Diluted                                                               $0.04                 $0.07
         Weighted average shares outstanding:
           Basic                                                                17,911                16,552
                                                                       ================      ================

           Diluted                                                              17,913                17,171
                                                                       ================      ================

                             See accompanying notes.

                               Hagler Bailly, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                                     Three months ended
                                                                                         March 31,
                                                                                  2000                1999
                                                                           -------------------  ------------------
Operating activities
Net income                                                                              $ 718              $1,182
Adjustments to reconcile net income to net cash used in
  Operating activities:
             Depreciation and amortization expense                                      1,222               1,317
             Provision for accounts receivable allowance                                 (96)                 313
             (Gain)/loss on equity investment in joint venture                           (47)                 143
             Minority interest                                                              1                  46
             Changes in operating assets and liabilities
                         Accounts receivable                                            4,181             (1,090)
                         Note receivable                                                   57                 382
                         Prepaid expenses                                               (469)             (1,361)
                         Other current assets                                           (289)                (88)
                         Other assets                                                     703                (89)
                         Accounts payable and accrued expenses                        (4,364)                 389
                         Accrued compensation and benefits                            (6,285)               (409)
                         Billings in excess of cost                                     (638)               (256)
                         Deferred rent and other deferred liabilities                      28                  21
                         Income taxes payable (receivable)                              4,363             (1,753)
                                                                           -------------------  ------------------
Net cash used in operating activities                                                   (915)             (1,253)

Investing activities
Acquisition of property and equipment                                                   (823)               (444)
                                                                           -------------------  ------------------
Net cash used in investing activities                                                   (823)               (444)

Financing activities
Issuance of common stock                                                                    -                 106
Purchase of treasury stock                                                                  -             (2,217)
Payments on long-term debt                                                                  -                (23)
                                                                           -------------------  ------------------
Net cash used in financing activities                                                       -             (2,134)

Net decrease in cash and cash equivalents                                             (1,738)             (3,831)
Cash and cash equivalents, beginning of period                                          9,656              16,165
                                                                           -------------------  ------------------
Cash and cash equivalents, end of period                                               $7,918             $12,334
                                                                           ===================  ==================

                             See accompanying notes.

                               HAGLER BAILLY, INC.
                   NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

         The interim results of operations are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000.


Note 2. Earnings per Share

         Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the respective periods. Diluted earnings per share is inclusive of the dilutive effect of unexercised stock options using the treasury stock method.

                                                                        For the three months ended
                                                                                  March 31,
                                                                               (in thousands)
                                                                       2000                      1999
                                                                       ----                      ----

         Net income                                                         $ 718                  $ 1,182
                                                              ====================      ==================

         Weighted average shares of common stock
           outstanding during the period                                   17,911                   16,552

         Effect of dilutive securities:
              Stock options                                                     2                      619
                                                              --------------------      ------------------

         Weighted average shares of common stock
           and dilutive securities                                         17,913                   17,171
                                                              ====================      ==================

Note 3. Stock Repurchase Plan

         On March 22, 1999 the Company announced that its Board of Directors authorized the repurchase of up to 1.5 million shares of the Company's common stock from time to time in the open market or in privately negotiated transactions. To date the Company has repurchased 559,700 shares. The Company did not repurchase any shares during the quarter ended March 31, 2000.

Note 4. Components of Comprehensive Income

Comprehensive income includes the Company's net earnings adjusted for changes, net of tax, of cumulative translation adjustments. Comprehensive income for the three months ended March 31, 2000 and 1999 is as follows:


                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                    (in thousands)
                                                                                2000             1999
                                                                                ----             ----
Comprehensive income:
     Net income                                                               $     718          $ 1,182
     Foreign translation adjustment, net                                              8              (29)
                                                                              ---------          -------
Total comprehensive income:                                                   $     726          $ 1,153
                                                                              =========          =======

Note 5. Employee Incentive and Non-Qualified Stock Option and Restricted Stock Plan

On February 2, 2000, the Board approved an amendment to the Employee Incentive and Non-Qualified Stock Option and Restricted Stock Plan ("the Plan"), subject to shareholder approval, to increase the number of shares of common stock authorized to be issued under the Plan from five million to eight million.

Note 6. Segment Information

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

         The Company began organizing, reporting and managing its business as two segments in 1999. Accordingly, the Company adopted FAS 131 in 1999 and all prior periods have been restated to conform to the requirements of this statement. The segments, which are based on differences in the Company's client base, are Commercial Consulting and Government Consulting. Commercial Consulting consists primarily of providing strategic advice and analysis to businesses in developed countries on issues such as energy, transportation, telecommunications, the environment, litigation and other matters. Government Consulting consists primarily of providing advisory and technical services to government sector clients worldwide in the energy and network industries (mainly in water and transportation) and the environment.

         The Company has subsidiaries in 11 countries outside North America which, in aggregate, represent 11.0% of consolidated revenues. There is no single foreign country that exceeds 10.0% of consolidated revenues. Revenues based on work performed for the United States Agency for International Development (USAID) represent 67.9% of the Government Consulting segment's consolidated revenues and 18.4% of the Company's consolidated revenues. The loss of this client could have a material adverse effect on the Company's business, financial condition and results of operations.

         The following table presents revenue and income (loss) from operations data by segment:

                                                 For the three months ended,
                                                        (in thousands)
    -------------------------------------- -----------------------------------------
                                             March 31, 2000         March 31, 1999
             Segment Information
    -------------------------------------- -------------------- -- -----------------
    Revenues
        Commercial consulting                          $30,196              $29,857
        Government consulting                           11,375                9,830
        Other                                              347                  543
                                           --------------------    -----------------
    Total                                              $41,918              $40,230
                                           ====================    =================

    Income (loss) from operations
        Commercial consulting                           $1,855               $2,438
        Government consulting                            (117)                (322)
                                           --------------------    -----------------
        Segment Total                                    1,738                2,116
        Other                                            (244)                 (92)
                                           --------------------    -----------------
    Total                                               $1,494               $2,024
                                           ====================    =================



Note 7. Subsequent Events


On May 3, 2000, the Company entered into an Employment Separation Agreement and General Release ("the Agreement") with William E. Dickenson, who held the position of president and chief executive officer. Mr. Dickenson was also a member of the Company's Board of Directors. Pursuant to the Agreement, the Company paid Mr. Dickenson a lump-sum amount of $2.376 million on May 11, 2000. In addition, the Board of Directors of the Company elected Geoffrey W. Bobsin to serve as interim president and chief executive officer. The Company is undertaking a search for a permanent successor. Mr. Bobsin will continue to serve as the Company's chief financial officer.

The Company has employment agreements with Henri-Claude A. Bailly, Chairman of the Board of Directors, and Howard W. Pifer III, a member of the Board of Directors and Chairman of the Board of Directors of the Company's wholly owned subsidiary PHB Hagler Bailly, Inc. Pursuant to the agreements, each has the right to terminate their respective agreement upon the occurrence of a change in control. Mr. Dickenson's resignation constitutes a change in control as defined in the agreements. Should these two executives exercise their rights under their agreements, the Company will be obligated to pay Mr. Bailly and Mr. Pifer an aggregate amount of up to $5.7 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67. Forward-looking statements may be identified by words including "anticipate," "believe," "estimate," "expect" and similar expressions. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors, such as concentration of the Company's revenues from a relatively limited number of public and private clients involved in the energy and network industries; the Company's ability to attract, retain and manage professional and administrative staff; fluctuations in quarterly results; risks related to acquisitions; and the fact that historical operations and performance are not necessarily indicative of future operations and performance, among others; and other risks and factors identified from time to time in the Company's reports filed with the SEC, including the risk factors identified in the Company's Registration Statement (No. 333-22207) on Form S-1 and the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

      The Company, together with its wholly owned subsidiaries, PHB Hagler Bailly, Inc., Hagler Bailly Services, Inc., and its other domestic and foreign wholly owned subsidiaries, is a leading worldwide provider of strategy, economics and operations consulting services to clients in the energy and network industries, including electric power, natural gas and water utilities, fuel providers, aviation transportation, telecommunications, commercial litigation and the environment. As of March 31, 2000, the Company employed a staff of 710, of which over two-thirds were consulting and technical professionals. The Company's common stock is quoted on the NASDAQ National Market under the symbol, "HBIX".

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

     The payment of $2.376 million to Mr. Dickenson and the possible payment of up to $5.7 million to Mssrs. Bailly and Pifer if they exercise their rights under their employment agreements (See Note 7 to the Consolidated Financial Statements) will be charged to earnings during the current fiscal year.

Results of Operations


         The following table presents for the periods indicated the percentage of revenues represented by certain income and expense items, and the percentage period-to-period increase (decrease) in such items:

                                                                            % Period-to-Period
                                          Percentage of Revenues            Increase (Decrease)
                                                                           ----------------------
                                          -------------------------
                                                                               Three months
                                                                                ended March
                                                                                 31, 2000
                                             Three months ended                 compared to
                                                 March 31,                     three months
                                                                                ended March
                                                                                 31, 1999
                                          -------------------------        ----------------------


                                             2000         1999
Revenues:
  Commercial revenue                           72.0%       74.2%                   1.1%
  Government revenue                           27.1        24.4                   15.7
  Other revenue                                 0.8         1.4                  (36.4)
    Total revenues                            100.0       100.0                    4.2
Cost of services                               77.7        76.1                    6.4
Selling, general, and administrative
   expenses                                    18.7        18.8                    3.5

Income from operations                          3.6         5.1                  (26.2)
  Other (expenses) income, net                 (0.1)        0.2                 (114.6)
Income  before  income tax  expense  and
  income  (loss) from equity  investment
  in joint venture                              3.5         5.3                  (29.8)
Income tax expense                              1.9         2.0                    3.1
Net income  before  income  (loss)  from
  equity investment in joint venture            1.6         3.3                  (49.4)
Income (loss) from joint venture                0.1        (0.4)                (132.9)
Net income                                      1.7         2.9                  (39.3)


Three months ended March 31,  2000,  compared  with three months ended March 31,
1999

         Revenues for the three months ended March 31, 2000 increased $1.7 million, or 4.2%, to $41.9 million as compared to the three months ended March 31, 1999. Revenues from the Company's commercial consulting operating segment increased $0.3 million, or 1.1%, to $30.2 million for the three months ended March 31, 2000. The increase in commercial consulting revenues was attributable to approximately $5.5 million of revenues of acquired companies, primarily GKMG, Inc. and an increased ownership in Hagler Bailly Risk Advisors, Inc. which were not included in the quarter ended March 31, 1999. This increase was offset by a decrease of $1.2 million in revenues due to the divestiture of the Company's wholly owned subsidiary Izsak, Grapin et Associes, a decrease of approximately $0.8 million from the Company's other international operations and a decrease of approximately $3.2 million primarily due to a reduction in staff and the number of overall contracts in the Company's commercial energy sector. Revenues from the Company's government consulting operating segment increased $1.5 million, or 15.7%, to $11.4 million for the three months ended March 31, 2000. This increase was primarily attributable to $1.4 million of pass-thru equipment sales.

         Cost of services for the three months ended March 31, 2000 increased $2.0 million, or 6.4%, to $32.6 million as compared to the three months ended March 31, 1999. This increase was a result of acquired companies which were not included in the March 31, 1999 results, costs associated with pass-thru equipment sales of $1.4 million and retention bonuses paid to key consulting employees as a part of the repositioning plan of $0.5 million, and was partially offset by reduced costs resulting from divestitures.

         Selling, general and administrative expenses ("SG&A") for the three months ended March 31, 2000 increased $0.3 million, or 3.5%, to $7.8 million from the three months ended March 31, 1999, primarily due to costs associated with the Company's recent acquisitions.

         Other (expense) income, net includes interest income, interest expense, minority interest and other income and expense items. For the three months ended March 31, 2000, other (expense) income, net decreased approximately $100,000, to an expense of approximately $13,000 from income of $87,000 for the three months ended March 31, 1999, primarily due to increased interest expense and decreased interest income as a result of lower cash and investment balances.

         The Company's effective tax rate increased to 54.7% for the three months ended March 31, 2000 from 37.2% in the three months ended March 31, 1999. The higher effective income tax rate in the three months ended March 31, 2000 is due to non-deductible non-U.S. losses, and the amortization of goodwill arising from recent acquisitions.

     Net  income  for  the  three   months   ended  March  31,  2000   decreased
approximately $464,000, or 39.3%, to approximately $718,000 from the three months ended March 31, 1999, for the reasons discussed above.

Liquidity and Capital Resources

     As of March 31, 2000, working capital increased to $46.2 million from $44.4 million at December 31, 1999 because of lower accounts payable, accrued expenses and the payment of bonuses.

         Net cash of approximately $0.9 million was used by operating activities during the three months ended March 31, 2000. The primary uses of cash from operating activities were the reduction of accounts payable and the payment of bonuses. This was offset by cash provided by a reduction in both accounts receivable and prepaid income taxes.

     Investment activities used approximately $0.8 million during the three months ending March 31, 2000, due to the purchase of property and equipment.

         There were no financing activities for the three months ended March 31, 2000.

     The Company's primary source of liquidity for the past 12 months was cash generated from operations, periodically supplemented by borrowings under a revolving credit facility with Bank of America, N.A. (formerly NationsBank, N.A.) The maximum available balance under the $50.0 million line of credit is based on certain financial formulas. Based on these formulas the available balance at March 31, 2000 was $11.3 million. The Company was in non-compliance with certain covenants that were subsequently waived by Bank of America for the quarter ended March 31, 2000. The Company is currently re-negotiating the terms of the credit facility to reflect current business strategies. Based on the Company's current projected cash flow and the expected availability of financing, including borrowings under the Company's credit facility, management of the Company believes it will be able to meet its anticipated cash requirements for the next 12 months and for the foreseeable future, to include the payment of $2.376 million to Mr Dickenson in the second quarter of 2000 and the possible payment of up to $5.7 million to Messrs. Baily and Pifer in 2000 if they exercise their rights under their employment agreements. If the Company is unable to renegotiate its credit facility, it will be required to obtain other sources of financing. There can be no assurance that the Company will be able to renegotiate its credit facility or that it will be able to obtain such other sources of financing. Failure to renegotiate its credit facility or to meet its liquitity needs through other financing sources could have a material adverse effect on the Company's business, results of operations and financial condition.

Year 2000

         The company experienced no significant system or application problems resulting from the Year 2000 roll-over or from the Year 2000 "leap year" on February 29, 2000. The Company will continue to maintain Year 2000 contingency plans with regard to its computer programs and systems and those of its clients, suppliers and vendors.



                                     PART II

Item 1.  Legal Proceedings

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

10.2 Form of Non-Compete, Confidentiality and Registration Rights Agreement between the Company and each stockholder. (1)

10.3 Lease by and between Wilson Boulevard Venture and RCG/Hagler Bailly, Inc. dated October 25, 1991. (1)

10.4 First Amendment to Lease by and between Wilson Boulevard Venture and RCG/Hagler Bailly, Inc., dated February 26, 1993. (1)

10.5 Second Amendment to Lease by and between Wilson Boulevard Venture and RCG/Hagler Bailly, Inc. dated December 12, 1994. (1)

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

10.40Security Agreement by and between TB&A Group, Inc. and Nations Bank, N.A., dated November 20, 1998. (8)

10.41Security   Agreement  by  and  between  Theodore  Barry  &  Associates  and
     NationsBank, N.A., dated November 20, 1998. (8)

10.42Security Agreement by and between PHB Hagler Bailly,  Inc. and NationsBank,
     N.A., dated February 22, 1999. (8)

10.43Security  Agreement by and between Private Label Energy Services,  Inc. and
     NationsBank, N.A., dated November 20, 1998. (8)

10.44Security   Agreement   by  between   Fieldston   Publications,   Inc.   and
     NationsBank, N.A., dated November 20, 1998. (8)

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

10.51 Second amendment to revolving credit agreement between Hagler Bailly, Inc., the lenders from time to time a party thereto, as lenders, and NationsBank, N.A., dated as of August 11, 1999. (12)

10.52Security  Agreement by and between GKMG, Inc. and NationsBank,  N.A., dated
     August 11, 1999. (12)

10.53Security  Agreement  by and between  GKMG  Consulting  Services,  Inc.  and
     NationsBank, N.A., dated August 11, 1999. (12)

10.54Employment  Agreement  between Putnam,  Hayes & Bartlett,  Inc. and John C.
     Butler, dated August 28, 1999. (13)

10.55Employment Agreement between Putnam, Hayes & Bartlett,  Inc. and William H.
     Hieronymus, dated August 28, 1999. (13)

10.56Employment Agreement between Putnam,  Hayes & Bartlett,  Inc. and Walter H.
     A. Vandaele, dated August 28, 1999. (13)

10.57Employment  Separation Agreement and General Release between Hagler Bailly,
     Inc. and William E. Dickenson, dated as of May 3, 2000.

21       Subsidiaries of the Registrant.  (13)

22       Consent of Independent Auditors dated March 29, 2000. (13)

22       Powers of Attorney (included on Signature Pages). (1)

27.1     Financial Data Schedule (13)

--------------------------------------------------------------------------------

(1) Included in the Company's Registration Statement on Form S-1 filed on July 1, 1997 (No. 33-22207) and incorporated herein by reference thereto.

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

(12) Included in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference thereto.

(13) Included  in the  Company's  Annual  Report on Form 10-K for the year ended
     December 31, 1999, filed March 27, 2000 and incorporated herein by reference thereto.




(b)  Reports on Form 8-K

Hagler Bailly, Inc. did not file any Reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                             /s/ Geoffrey W. Bobsin
                                                             ---------------------------------------------------------
Date: May 12, 2000                                           Geoffrey W. Bobsin
                                                             President, Chief Executive Officer, Chief Financial
                                                             Officer, Treasurer and Secretary
                                                             ---------------------------------------------------------


EXHIBIT 10.57




                         EMPLOYMENT SEPARATION AGREEMENT
                               AND GENERAL RELEASE

                  This Employment Separation Agreement and General Release (the "Agreement") is being entered as of May 3, 2000, by and between Hagler Bailly, Inc. ("Hagler Bailly" or the "Company") and William E. Dickenson ("Mr. Dickenson"), effective as of the date this Agreement is fully executed. For and in consideration of the mutual promises contained herein, and for other good and sufficient consideration, receipt of which is hereby acknowledged, Hagler Bailly and Mr. Dickenson (sometimes hereafter referred to as the "parties") agree as follows:

1.                    Termination and Payment.
(a) Mr. Dickenson will perform his regular duties with Hagler Bailly through May 11, 2000 ("the Resignation Date"), on which date he will step down and resign all of the offices and positions he then holds with Hagler Bailly and any of its affiliates, including without limitation the position of President and Chief Executive Officer of Hagler Bailly and his position as a member of the Board of Directors of Hagler Bailly (the "Board"). Mr. Dickenson agrees to execute and deliver to the Company such documents concerning such resignations as may be reasonably requested by the Company. Mr. Dickenson agrees that he shall have no further right to employment with the Company after the Resignation Date.

                  (b) On or before May 11, 2000, Hagler Bailly shall pay to Mr. Dickenson by direct deposit (i) a lump-sum payment of $850,000, (ii) a lump-sum payment of $1,526,304, which is an amount equal to four (4) times his Base Salary as of May 11, 2000 and (iii) all accrued and unpaid Base Salary and accrued leave, if any, through the Resignation Date. The payments hereunder shall be reduced by the Company to account for standard income tax withholdings. At Mr. Dickenson's written request, the Company shall promptly remove the restrictive legends on Mr. Dickenson's stock certificates (or issue certificates without restrictive legends) as permitted by law.

                  (c) The Company shall offer Mr. Dickenson, within the applicable deadline under the Consolidated Omnibus Budget Reconciliation Act of 1985 ("COBRA"), the opportunity to elect continued group health insurance coverage in accordance with the terms of COBRA. (d) Mr. Dickenson agrees that once all of the payments and actions referred to in paragraph 1(b) of this Agreement have been made he shall have been paid all compensation due and owing to him under this Agreement and any employment contract he has or may have had with the Company (including but not limited to the Employment Agreement dated August 27, 1998 between Hagler Bailly and Mr. Dickenson (the "Employment Agreement")) or from any other source of entitlement, including all wages, salary, commissions, bonuses, incentive payments, expense reimbursements, severance pay or other benefits, other than any amounts or benefits payable to Mr. Dickenson under the terms of Hagler Bailly's 401(k) plan. Mr. Dickenson's rights to such benefits shall be governed by the terms of any such plan or program as in effect on the Resignation Date.

2. Release by Mr. Dickenson. With respect to matters relating to the period prior to the date of this Agreement, Mr. Dickenson, on behalf of himself and his agents, heirs, executors, administrators, successors and assigns, hereby releases and forever discharges Hagler Bailly, and any and all of Hagler Bailly's affiliates, successors and assigns, and any and all of their respective officers, directors, employees, agents, and attorneys, from any and all complaints, claims, demands, damages, lawsuits, actions, and causes of action (whether known or unknown, occurred or contingent, liquidated or unliquidated) which he now has or may have against any one or more of them for any reason whatsoever in law or in equity, under federal, state or other law, whether the same be upon statutory claim, contract, tort or other basis, including without any limitation on the general nature of the foregoing release, any and all claims arising from or relating to his employment or the termination of his employment and any and all claims relating to any employment contract, any employment statute or regulation, or any employment discrimination law, including but not limited to the Age Discrimination in Employment Act of 1967, as amended, Title VII of the Civil Rights Act of 1964, as amended, the Civil Rights Act of 1866, as amended, all state and local laws, regulations and ordinances prohibiting discrimination in employment, and other laws and regulations relating to employment, including but not limited to the Employee Retirement Income Security Act of 1974, as amended; provided, however, that this release shall not apply to any claims for payments or benefits due or rights under this Agreement or the terms of Hagler Bailly's 401(k) plan. Mr. Dickenson agrees, without limiting the generality of the above release, not to file any claim or lawsuit seeking monetary recovery and asserting any claims that are released in this paragraph. Mr. Dickenson further hereby irrevocably and unconditionally waives any and all rights to recover any relief and damages concerning the claims that are released in this paragraph. Mr. Dickenson represents and warrants that he has not previously filed or joined in any such claims against Hagler Bailly or any of its affiliates, and that he has not given or sold any portion of any claims released herein to anyone else, and that he will indemnify and hold harmless the persons and entities released herein from all liabilities, claims, demands, costs, expenses and/or attorneys' fees incurred as a result of any such assignment or transfer.

3. Release by the Company. With respect to matters relating to the period prior to the date of this Agreement, Hagler Bailly and its affiliates, on behalf of themselves and their successors and assigns, and any and all of their officers, directors, employees, agents, and attorneys, hereby release and discharge forever all complaints, claims, demands, damages, lawsuits, actions and causes of action (whether known or unknown, accrued or contingent, liquidated or unliquidated) which they now have or may have against Mr. Dickenson and his heirs, personal representatives, successors and assigns, for any reason whatsoever in law or in equity, under federal, state or other law, whether the same be upon statutory claim, contract, tort or other basis, including without any limitation on the general nature of the foregoing release, any and all claims relating to Mr. Dickenson's employment relationship with Hagler Bailly or any of its affiliates or service as a member of the Board or any committee thereof. Hagler Bailly and its affiliates agree, without limiting the generality of the above release, not to file any claim or lawsuit seeking monetary recovery and asserting any claims that are released in this paragraph. Hagler Bailly and its affiliates further hereby irrevocably and unconditionally waive any and all rights to recover any relief and damages concerning the claims that are released in this paragraph. Hagler Bailly and its affiliates represent and warrant that they have not previously filed or joined in any such claims against Mr. Dickenson, and that they have not given or sold any portion of any claims released herein to anyone else, and that they will indemnify and hold harmless Mr. Dickenson and the persons and entities released herein from all liabilities, claims, demands, costs, expenses and/or attorneys' fees incurred as a result of any such assignment or transfer.

4. Indemnification. Hagler Bailly agrees to indemnify Mr. Dickenson under the terms and conditions provided for the indemnification of the directors, officers, employees and agents of the Company in Article VIII, paragraphs 8.1, 8.2, 8.3, 8.4 and 8.5 of the Company's bylaws and Paragraph 8 of the Company's Amended and Restated Certificate of Incorporation. Hagler Bailly agrees that it will treat any and all requests by Mr. Dickenson for indemnification and advancement of fees and expenses consistent with Hagler Bailly's treatment of similar requests by other Hagler Bailly directors and officers. Hagler Bailly agrees to continue and maintain, without interruption, a directors' and officers' liability insurance policy covering Mr. Dickenson, provided such a policy is available to Hagler Bailly, until such time as actions against Mr. Dickenson are no longer permitted by law.

5. Non-Disclosure of This Agreement. Mr. Dickenson agrees that from and after the date of his execution of this Agreement, he will not, directly or indirectly, provide to any person or entity any information that concerns or relates to the negotiation of or circumstances leading to the execution of this Agreement or to the terms and conditions hereof except (a) to the extent that such disclosure is specifically required by law or legal process or as authorized in writing by Hagler Bailly; (b) to his tax advisors as may be necessary for the preparation of tax returns or other reports required by law;
(c) to his attorneys as may be necessary to secure advice concerning this Agreement; or (d) to members of his immediate family. Mr. Dickenson agrees that prior to disclosing such information under parts (b), (c) or (d) of this paragraph, he will inform the recipients that they are bound by the limitations of this paragraph. Hagler Bailly agrees not to provide to any third party (other than the Board, executive officers and professional advisors) the terms of this Agreement or information that concerns or relates to the negotiation of or circumstances leading to the execution of this Agreement unless Hagler Bailly determines in good faith that it is specifically required to do so by law, rule, regulation, legal process or a compelling business reason, provided that Hagler Bailly agrees that prior to disclosing the terms of this Agreement or other information, it will inform the recipients that they are bound by the limitations of this paragraph and, to the extent such disclosure is not required by law or legal process, Hagler Bailly shall ensure that any such recipient is otherwise bound by a confidentiality agreement.

6. Confidential Information/Trading of Securities. Mr. Dickenson agrees that any sensitive, proprietary or confidential information or data relating to Hagler Bailly or any of its affiliated entities, including, without limitation, trade secrets, customer lists, customer contacts, customer relationships, Hagler
Bailly or its affiliated entities' financial data, long range or short range plans, and other data and information of a competition-sensitive nature, or any confidential or proprietary information of others licensed to Hagler Bailly or any of its affiliates that he acquired while an employee or director of Hagler Bailly shall not be disclosed or used in a manner detrimental to the interests of Hagler Bailly or any of its affiliates. Mr. Dickenson agrees and hereby reaffirms his existing obligations under any and all confidentiality agreements that he may have signed with Hagler Bailly or its affiliates. Nothing contained herein shall restrict Mr. Dickenson from divulging or using for his own benefit or for any other purpose information that is readily available to the general public, so long as such information did not become available to the general public as a direct or indirect result of Mr. Dickenson's breach of this paragraph 6. Nothing contained herein shall restrict Mr. Dickenson's ability to make any disclosures as may be required by law. Mr. Dickenson acknowledges that in the course of his employment with Hagler Bailly or its affiliates he has acquired material, non-public information concerning the Company or its affiliates or possible transactions involving the Company, and he agrees that he shall at all times continue to abide by all applicable laws relating to purchasing or selling securities in reliance upon such information or from communicating such information to any other person or entity under circumstances in which it is reasonably foreseeable that such person or entity is likely to purchase or sell such securities in reliance upon such information.

7. Return of Information/Cooperation. Mr. Dickenson agrees to return to Hagler Bailly the originals and all copies of all files, materials, documents or other property relating to the business of Hagler Bailly or its affiliates. Mr.
Dickenson may retain only personal correspondence relating to the duties and responsibilities of his employment. Mr. Dickenson also agrees to cooperate with Hagler Bailly, as may be reasonably requested from time to time with five (5) business days written or oral notice, with respect to matters relating to the business of Hagler Bailly or its affiliates, provided that such cooperation does not materially interfere or conflict with Mr. Dickenson's obligations or duties to an employer or other business relationship. Mr. Dickenson will be reimbursed for all reasonable, customary, and documented expenses incurred by him in connection with such cooperation, consistent with Hagler Bailly's then-applicable policy governing business expenses; provided, however, that Mr. Dickenson shall not be reimbursed any wages or compensation for his time in connection herewith. In addition to and not in contravention of the foregoing, Mr. Dickenson's agreement to cooperate hereunder does not include an agreement to travel or to spend more than 8 hours per business week on matters relating to the business of Hagler Bailly or its affiliates. In the event a majority of the members of the Board (excluding for this purpose any member whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended)) publicly recommends that the stockholders of Hagler Bailly approve a transaction which would be a Change of Control (as defined in the Employment Agreement) during the one hundred and twenty (120) day period following the Resignation Date (the "Support Period"), Mr. Dickenson agrees, if requested by Hagler Bailly, to vote any shares of Hagler Bailly common stock that Mr. Dickenson has voting control of in support of and otherwise support such Change of Control transaction. For a period of one hundred and twenty (120) days following the Resignation Date, Mr. Dickenson further agrees that he will not, directly or indirectly, (a) make, effect, initiate, cause or participate in any Change of Control transaction with respect to the Company, or (b) act, alone or in concert with others, to seek to control or influence the management, Board or policies of the Company.

8. References; No Adverse Comment. Mr. Dickenson agrees to coordinate with Hagler Bailly's General Counsel any requests for employment references from Hagler Bailly, who shall in response to any such requests confirm Mr.
Dickenson's dates of employment, last position held, and last salary. Mr. Dickenson and Hagler Bailly's General Counsel shall coordinate with respect to the issuance of a press release, a copy of which is attached hereto as Attachment A, announcing Mr. Dickenson's resignation. Mr. Dickenson agrees that he will not make any disparaging public statements regarding Hagler Bailly, Hagler Bailly's affiliates, Hagler Bailly's business, or Hagler Bailly's employees, agents, officers or directors. Hagler Bailly, its executive officers, and members of the Board will not make any disparaging public statements or publicly release any disparaging information regarding Mr. Dickenson. Nothing in this Paragraph 8 shall prohibit any person from making truthful statements when required by order of a court or other legal body have jurisdiction.


9. Non-Solicitation. For the period through and including August 28, 2001, Mr. Dickenson shall not do any of the following, directly or indirectly, without the prior written consent of the Board (which consent shall not be unreasonably withheld):
     (a) solicit or call on, either directly or indirectly, any customer or supplier with whom the Company or any of its current subsidiaries (the "Restricted Entities") dealt with or otherwise had commercial arrangements or relationships with during the period beginning on August 28, 1996 and ending on the date hereof;
     (b) influence or attempt to influence any supplier, customer or potential customer of any of the Restricted Entities to terminate or modify any written or oral agreement or course of dealing with the Restricted Entities; or
     (c) influence or attempt to influence any person either (i) to terminate or modify his or her employment, consulting, agency, distributorship or other arrangement with any of the Restricted Entities, or (ii) to employ or retain, or arrange to have any other person or entity employ or retain, any person who has been employed or retained by any of the Restricted Entities as an employee, consultant, agent or distributor at any time during the period beginning on August 28, 1997 and ending on the date hereof.

10. Breach or Violation. Each of Hagler Bailly and Mr. Dickenson agree that in the event of violation of the provisions of this Agreement, in addition to any damages allowed by law, Mr. Dickenson and Hagler Bailly or its affiliates, as applicable, shall be entitled to injunctive relief. In the event of a judicial determination that any restriction contained in this Agreement is unreasonable, Mr. Dickenson and Hagler Bailly agree that the court may modify such restriction to make it reasonable prior to granting any injunctive relief.

11. Certain Representations. Each of the parties represents and acknowledges that in executing this Agreement such party does not rely and has not relied upon any representation or statement made by the other party or the other party's agents, representatives or attorneys with regard to the subject matter, basis or effect of this Agreement or otherwise. Notwithstanding the foregoing, Hagler Bailly represents and warrants to Mr. Dickenson that the execution, delivery and performance of this Agreement have been duly and validly authorized on behalf of Hagler Bailly by its Board and that all corporate action required to be taken by Hagler Bailly for the execution, delivery and performance of this Agreement has been duly and effectively taken, and Hagler Bailly acknowledges that Mr. Dickenson has relied upon such representations in entering into this Agreement. 12. Binding Agreement. This Agreement shall be binding upon and inure to the benefit of the parties and their respective representatives, successors and permitted assigns.

13. Other Agreements. The parties expressly agree that, except as set forth herein, this Agreement supersedes the Employment Agreement and any other employment contract Mr. Dickenson has or may have had with Hagler Bailly or its affiliates.

14. Entire Agreement. This Agreement contains the entire agreement between the parties relating to the subject matter of this Agreement, and may not be altered or amended except by an instrument in writing signed by both parties hereto.

15. No Admission. The parties agree that nothing contained in this Agreement shall constitute or be treated as an admission of liability or wrongdoing by either of them. 16. Governing Law. This Agreement shall be governed by, and construed in accordance with, the laws of the Commonwealth of Virginia (excluding the choice of law rules thereof). The language of all parts of this Agreement shall in all cases be construed as a whole, according to its fair meaning, and not strictly for or against any of the parties.

17. Waiver. Neither the waiver by either party of a breach of or default under any of the provisions of the Agreement, nor the failure of such party, on one or more occasions, to enforce any of the provisions of the Agreement or to exercise any right or privilege hereunder shall thereafter be construed as a waiver of any subsequent breach or default of a similar nature, or as a waiver of any provisions, rights or privileges hereunder.

18. Further Assurances. The parties agree to take or cause to be taken such further actions as may be necessary or as may be reasonably requested in order to fully effectuate the purposes, terms, and conditions of this Agreement.

19. Assignment. Mr. Dickenson's rights and obligations hereunder may not be assigned by him without the prior written consent of the Company.

20. Notice. All notices, demands, requests, or other communications which may be or are required to be given, served or sent by either party to the other party pursuant to this Agreement shall be in writing and shall be hand-delivered (including delivery by courier) or mailed by first-class, registered, or certified mail (return receipt requested, postage prepaid) to:
                  The Company:
     Stephen V.R. Whitman, Esquire
     Hagler Bailly, Inc.
     1776 Eye Street N.W.
     Washington, D.C. 20006-3700

     with a copy to (which shall not constitute notice):

                  Richard T. Horan, Jr. Esq.
                  Hogan & Hartson LLP
                  8300 Greensboro Drive, Suite 1100
                  McLean, VA 22102


                  Mr. Dickenson:
                  5140 Rockwood Parkway, N.W.
                  Washington, D.C. 20016

                  with a copy to (which shall not constitute notice):
                  Martin Lipton, Esq.
                  Wachtell, Lipton Rosen & Katz
                  51 West 52nd Street
                  New York, NY 10019


21. Either party may designate by notice in writing a new address to which any notice, demand, request, or communication may thereafter be so given, served, or sent. Each notice, demand, request, or communication which shall be mailed, delivered, or transmitted in the manner described above shall be deemed sufficiently given, served, sent, and received for all purposes at such time as it is delivered to the addressee (with the return receipt, the delivery receipt, or the affidavit of messenger being deemed conclusive evidence of such delivery) or at such time as delivery is refused by the addressee upon presentation.

22. Acknowledgment. With respect to the general release in paragraph 2 hereof, Mr. Dickenson agrees and understands that he is specifically releasing all claims under the Age Discrimination in Employment Act, as amended, 29 U.S.C. ss. 621 et seq. Mr. Dickenson acknowledges that he has read and understands the foregoing Agreement and executes it voluntarily and without coercion. Mr. Dickenson further acknowledges that he is being advised in writing herein to consult with an attorney and that he has consulted with an attorney who had the opportunity to review this Agreement and advise Mr. Dickenson concerning this Agreement prior to Mr. Dickenson's execution of this Agreement. Mr. Dickenson further acknowledges that he has been given a period of 21 days within which to consider and execute this Agreement, unless he voluntarily chooses to execute this Agreement before the end of the 21-day period. Mr. Dickenson understands that he has seven days following his execution of this Agreement to revoke it in writing, and that this Agreement is not effective or enforceable until after this seven-day period. For such revocation to be effective, notice must be received by Richard T. Horan, Jr., Esq., Hogan & Hartson L.L.P., 8300 Greensboro Drive, Suite 1100, McLean, Virginia 22102, no later than 5:00 p.m. on the seventh calendar day after the date by which Mr. Dickenson has signed this Agreement. Mr. Dickenson expressly agrees that, in the event he revokes this Agreement, the Agreement shall be null and void and have no legal or binding effect whatsoever. The parties hereto recognize that Mr. Dickenson may elect to sign this Agreement prior to the expiration of the 21-day consideration period specified herein, and Mr. Dickenson agrees that if he elects to do so he shall manifest such election by signing the attachment hereto.

23. Attorneys' Fees and Expenses. The parties acknowledge that each of them shall be responsible for the payment of his or their own attorneys' fees, costs, and expenses incurred in connection with the negotiation and execution of this Agreement.

24. No Offset/Mitigation. The Company's obligation to make the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any set-off, counterclaim, recoupment, defense or other claim, right or action which the Company may have against Mr. Dickenson or others. The foregoing shall not effect, impair or in any way limit the Company's right to recover for breach or violation of the provisions of this Agreement pursuant to Paragraph 9 above. In no event shall Mr. Dickenson be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to Mr. Dickenson under any of the provisions of this Agreement and, such amounts shall not be reduced whether or not Mr.
Dickenson obtains other employment.
         IN WITNESS HEREOF, the parties hereto have caused this Employment Separation Agreement and General Release to be executed and delivered as of the date written below.


WILLIAM E. DICKENSON

By: /s/ William E. Dickenson
Date:  May 3, 2000
/s/ Betsy Trimber
Witness


HAGLER BAILLY, INC.

By: /s/ Stephen V. R. Whitman

Date: May 3, 2000
/s/ Betsy Trimber
Witness










                     ELECTION TO EXECUTE PRIOR TO EXPIRATION
                     OF TWENTY-ONE DAY CONSIDERATION PERIOD

                  I, William E. Dickenson, understand that I have 21 days within which to consider and execute the above Employment Separation Agreement and General Release. However, after having an opportunity to consult counsel, and after consulting counsel, I have freely and voluntarily elected to execute the Employment Separation Agreement and General Release before such 21-day period has expired.

May 3, 2000                                          /s/William E. Dickenson
-----------------                                    -----------------------
Date                                                 William E. Dickenson