Form 10-Q
period 2000-06-30
HAGLER BAILLY INC
filed 2000-08-14
CIK 1033693

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of July 31, 2000, the Registrant had 17,927,812 shares of its common stock outstanding.

                                TABLE OF CONTENTS

                             PART I

ITEM 1. FINANCIAL STATEMENTS ..............................................1


    CONSOLIDATED BALANCE SHEETS (UNAUDITED) ...............................1
    CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) .....................2
    CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) .....................3
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) ................4



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS .......................................7



                             PART II


ITEM 1. LEGAL PROCEEDINGS ................................................13

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............13

ITEM 5. OTHER INFORMATION ................................................13

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .................................14

SIGNATURES ...............................................................22

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                               HAGLER BAILLY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                             JUNE 30,       DECEMBER 31,
                                                                               2000            1999
                                                                           ----------------------------
                                                                           (UNAUDITED)
ASSETS
Current assets:
      Cash and cash equivalents                                             $   5,352         $   9,656
      Accounts receivable, net of allowance for doubtful accounts of
        $5,258 and $5,604 as of June 30, 2000 and December 31, 1999,
        respectively                                                           58,685            63,034
      Current portion of notes receivable                                           -                25
      Prepaid expenses                                                          2,662             2,173
      Prepaid taxes                                                             2,993             5,915
      Deferred income taxes                                                     1,701             1,701
      Other current assets                                                      1,234               960
                                                                            ---------------------------
Total current assets                                                           72,627            83,464
Property and equipment, net                                                     7,684             8,271
Intangible assets, net                                                         21,524            22,449
Other assets                                                                      625             1,475
Note receivable, net of current portion                                           550               550
                                                                            ---------------------------
Total assets                                                                $ 103,010         $ 116,209
                                                                            ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued expenses                                 $   9,341         $  13,948
      Accrued compensation and benefits                                        12,326            19,072
      Billings in excess of cost                                                3,853             5,812
      Bank line of credit                                                       3,391                 -
      Current portion of long-term debt                                           346               333
                                                                            ---------------------------
Total current liabilities                                                      29,257            39,165
Deferred income taxes                                                           2,383             2,383
Minority interest                                                                   9                 8
Deferred rent and other deferred liabilities                                    1,928             2,028
Long-term debt, net of current portion                                            333               333
                                                                            ---------------------------
Total liabilities                                                              33,910            43,917

Stockholders' equity:
      Common stock, $0.01 par value, 50,000 shares authorized,
        17,928 and 17,911 issued and outstanding at June 30, 2000
        and December 31, 1999, respectively                                       179               179
      Additional capital                                                       81,083            80,996
      Accumulated deficit                                                     (11,927)           (8,718)
      Foreign currency translation                                               (235)             (165)
                                                                            ---------------------------
Total stockholders' equity                                                     69,100            72,292
                                                                            ---------------------------
Total liabilities and stockholders' equity                                  $ 103,010         $ 116,209
                                                                            ===========================


                             See accompanying notes.

                               HAGLER BAILLY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                JUNE 30,                      JUNE 30,
                                                          2000           1999           2000           1999
                                                        -----------------------       -----------------------
Revenues:
  Commercial revenues                                    $28,545        $31,277        $58,739        $61,134
  Government revenues                                     12,204         12,960         23,579         22,790
  Other revenues                                             327            320            677            863
                                                        --------       --------       --------       --------
Total revenues                                            41,076         44,557         82,995         84,787
Cost of services                                          31,506         33,718         64,083         64,341
                                                        --------       --------       --------       --------
Gross profit                                               9,570         10,839         18,912         20,446
Selling, general and administrative expenses              15,233          8,161         23,081         15,744
                                                        --------       --------       --------       --------
Income (loss) from operations                             (5,663)         2,678         (4,169)         4,702
Other income (expense)                                      (118)             4           (130)            91
                                                        --------       --------       --------       --------
Income (loss) before income tax benefit
 (expense) and income (loss) from equity
 investment in joint venture                              (5,781)         2,682         (4,299)         4,793
Income tax benefit (expense)                               1,803         (1,085)           992         (1,871)
                                                        --------       --------       --------       --------
Income (loss) before income (loss) from
 equity investment in joint venture                       (3,978)         1,597         (3,307)         2,922
Income (loss) from equity investment in joint
 venture                                                      51            (87)            98           (230)
                                                        --------       --------       --------       --------


Net income (loss)                                        ($3,927)        $1,510        ($3,209)        $2,692
                                                        ========       ========       ========       ========


Net income per share:
  Basic:                                                   ($.22)          $.09          ($.18)          $.16
  Diluted:                                                 ($.22)          $.09          ($.18)          $.16
Weighted average shares outstanding:
  Basic                                                   17,928         16,508         17,920         16,533
                                                        ========       ========       ========       ========
  Diluted                                                 17,928         16,701         17,920         17,041
                                                        ========       ========       ========       ========



                             See accompanying notes.

                               HAGLER BAILLY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                                2000             1999
                                                                              --------         --------
OPERATING ACTIVITIES
Net income (loss)                                                              $(3,209)          $2,692
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
           Depreciation and amortization
            expense                                                               2,624            2,865
           Provision for accounts receivable allowance                           1,529              850
           Impairment of goodwill                                                  148                -
           (Gain)/loss on equity investment in joint
             venture                                                               (98)             230
           Minority interest                                                         1               80
           Changes in operating assets and liabilities
                     Accounts receivable                                         2,749           (1,658)
                     Note receivable                                                25              382
                     Prepaid expenses                                             (489)          (1,075)
                     Other current assets                                         (274)            (319)
                     Other assets                                                  949             (337)
                     Accounts payable and accrued expenses                      (4,621)          (1,563)
                     Accrued compensation and benefits                          (6,746)           1,083
                     Billings in excess of cost                                 (1,958)            (138)
                     Deferred rent and other deferred liabilities                  (99)              37
                       Income taxes payable (receivable)                         2,935           (1,457)
                                                                                --------         --------
Net cash provided by (used in) operating activities                             (6,534)           1,672

INVESTING ACTIVITIES
Acquisition of property and equipment                                           (1,260)          (1,506)
Purchase of acquired companies                                                       -             (903)
                                                                              --------         --------
Net cash provided by (used in) investing activities                             (1,260)          (2,409)

FINANCING ACTIVITIES
Issuance of common stock                                                             -              125
Issuance of stock options                                                           86                -
Purchase of treasury stock                                                           -           (3,947)
Borrowings on line of credit                                                     3,391                -
Borrowings (payments) on long-term debt                                             13              (19)
                                                                              --------         --------
Net cash provided by (used in) financing activities                              3,490           (3,841)

Net decrease in cash and cash equivalents                                       (4,304)          (4,578)
Cash and cash equivalents, beginning of period                                   9,656           16,165
                                                                              --------         --------
Cash and cash equivalents, end of period                                        $5,352          $11,587
                                                                              ========         ========

                             See accompanying notes.

                               HAGLER BAILLY, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION

       The accompanying unaudited interim consolidated financial statements of Hagler Bailly, Inc. (the "Company") have been prepared pursuant to the rules of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The information furnished herein reflects all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of results for these interim periods.

       The interim results of operations are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000.


NOTE 2. EARNINGS PER SHARE

       Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the respective periods. Diluted earnings per share is inclusive of the dilutive effect of unexercised stock options using the treasury stock method.


                                                   For the three months           For the six months
                                                      ended June 30,                 ended June 30,
                                                      (in thousands)                (in thousands)

                                                   2000           1999            2000             1999
                                                   ----           ----            ----             ----
     Net income (loss)                          $ (3,927)        $ 1,510       $ (3,209)         $ 2,692
                                                =========     ==========       =========         =======
     Weighted average shares of common
        stock outstanding during the period       17,928          16,508         17,920           16,533

     Effect of dilutive securities:
          Stock options                              -               193             -               508
                                                ---------     ----------       ---------         -------

     Weighted average shares of common
       stock and dilutive securities              17,928          16,701         17,920           17,041
                                                =========     ==========       =========         =======



NOTE 3. STOCK REPURCHASE PLAN

       On March 22, 1999 the Company announced that its Board of Directors had authorized the repurchase of up to 1.5 million shares of the Company's common stock from time to time in the open market or in privately negotiated transactions. To date the Company has repurchased

559,700 shares. The Company did not repurchase any shares during the quarter ended June 30, 2000.

NOTE 4. COMPONENTS OF COMPREHENSIVE INCOME

Comprehensive income includes the Company's net earnings adjusted for the effects, net of tax, of cumulative foreign translation adjustments. Comprehensive income for the three and six months ended June 30, 2000 and 1999 is as follows:

                                                  Three Months Ended          Six Months Ended
                                                        June 30,                   June 30,
                                                     (in thousands)             (in thousands)
                                                   2000         1999          2000          1999
                                                 -------       -------       -------       -------
Comprehensive income:
  Net income                                     $(3,927)       $1,510       $(3,209)       $2,692
  Foreign translation adjustment, net                (84)          (42)          (70)          (71)
                                                 -------       -------       -------       -------
Total comprehensive income:                      $(4,011)       $1,468       $(3,279)       $2,621
                                                 =======        ======       =======        ======


NOTE 5. EMPLOYEE INCENTIVE AND NON-QUALIFIED STOCK OPTION AND RESTRICTED STOCK PLAN

On February 2, 2000, the Board approved an amendment to the Employee Incentive and Non-Qualified Stock Option and Restricted Stock Plan ("the Plan"), subject to shareholder approval, to increase the number of shares of common stock authorized to be issued under the Plan from five million to eight million. On May 11, 2000 the shareholders of the Company approved this amendment to the Plan.

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

       The Company began organizing, reporting and managing its business as two segments in 1999. Accordingly, the Company adopted FAS 131 in 1999, and all prior periods have been presented to conform to the requirements of this statement. The segments, which are based on differences in the Company's client base, are Commercial Consulting and Government Consulting. Commercial Consulting consists primarily of providing strategic advice and analysis to businesses in developed countries on issues such as energy, transportation, telecommunications, the environment, litigation and other matters. Government Consulting consists primarily of providing advisory and technical services to government sector clients worldwide in the energy and network industries (mainly in water and transportation) and with respect to the environment.

       The Company has subsidiaries in 11 countries outside North America which, in aggregate, represent 13.7% of consolidated revenues. There is no single foreign country for which revenues exceed 10.0% of consolidated revenues. Revenues based on work performed for the United States Agency for International Development (USAID) represent 59.5% of the Government Consulting segment's consolidated revenues and 16.9% of the Company's consolidated revenues. The loss of this client could have a material adverse effect on the Company's business, financial condition and results of operations.

       The following table presents revenue and income (loss) from operations data by segment:

                                          For the three months        For the six months ended
                                              Ended June 30,                  June 30,
                                              (in thousands)               (in thousands)

       Segment Information                 2000           1999           2000           1999
                                         --------       --------       --------       --------
Revenues
 Commercial Consulting                    $28,545        $31,277        $58,739        $61,134
 Government Consulting                     12,204         12,960         23,579         22,790
 Other                                        327            320            677            863
                                         --------       --------       --------       --------
Total                                     $41,076        $44,557        $82,995        $84,787
                                         ========       ========       ========       ========

Income (loss) from operations
 Commercial consulting                     $1,702         $2,527         $3,558         $4,965
 Government consulting                        934            385            817             63
                                         --------       --------       --------       --------
 Segment Total                              2,636          2,912          4,375          5,028
Other                                      (8,299)          (234)        (8,544)          (326)
                                         --------       --------       --------       --------

Total                                     ($5,663)        $2,678        ($4,169)        $4,702
                                         ========       ========       ========       ========


NOTE 7. SUBSEQUENT EVENTS

On July 14, 2000, the Company sold all the assets of its wholly owned subsidiary, Fieldston Publications, Inc., to Energy Argus, Inc. for $800,000 in cash.

On August 2, 2000, $1.738 million was paid to Henri-Claude A. Bailly, Chairman of the Board of Directors of the Company, as a result of his election to terminate his employment agreement with the Company. Mr. Bailly had the right to terminate the agreement upon a change of control (as defined in the agreement). The resignation of William E. Dickenson, former President and Chief Executive Officer of the Company on May 11, 2000, was an event that constituted a change of control as defined in the agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical in nature are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67. Forward-looking statements may be identified by words including "anticipate," "believe," "estimate," "expect" and similar expressions. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors, such as concentration of the Company's revenues from a relatively limited number of public and private clients involved in the energy and network industries; the Company's ability to attract, retain and manage professional and administrative staff; fluctuations in quarterly results; risks related to acquisitions; and the fact that historical operations and performance are not necessarily indicative of future operations and performance, among others; and other risks and factors identified from time to time in the Company's reports filed with the SEC, including the risk factors identified in the Company's Registration Statement (No. 333-22207) on Form S-1 and the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

       The Company, together with its wholly owned subsidiaries, PHB Hagler Bailly, Inc., Hagler Bailly Services, Inc., and its other domestic and foreign wholly owned subsidiaries, is a leading worldwide provider of strategy, economics and operations consulting services to clients in the energy and network industries (including electric power, natural gas and water utilities, and fuel providers), aviation transportation, telecommunications, commercial litigation and the environment. As of June 30, 2000, the Company employed a staff of 678, of which over two-thirds were consulting and technical professionals. The Company's common stock is quoted on the NASDAQ National Market under the symbol "HBIX".

       The Company's revenues consist of commercial consulting revenues, government consulting revenues and other revenues. Commercial consulting revenues represent revenues billed at commercial rates for professional staff, subcontractors and independent consultants, and client reimbursable expenses. Commercial revenues are associated with the Company's primary business of providing strategic advice and analysis to businesses in developed countries on issues involving energy, transportation, telecommunications, commercial litigation, the environment and other matters. Government consulting revenues represent revenues billed at government rates for professional staff, subcontractors and independent consultants, and client reimbursable expenses. Government revenues are associated with providing advisory and technical services to government sector clients worldwide in the energy and network industries, particularly in water and transportation, and with respect to the environment. Other revenues include and have included those derived from information-based products and services, financial advisory services, and publication of newsletters, reference manuals, and data series for the energy and transportation industries. Revenue from commercial consulting is typically characterized by higher gross margins than revenue from government consulting, yet generally requires a higher level of infrastructure support. Consequently, the Company's operating performance is affected by its commercial consulting/government consulting business mix. Through strategic acquisitions and internal growth, the Company has increased its commercial consulting client base, and expects to continue to pursue such opportunities in the future.

       On September 27, 1999, the Company announced that its Board of Directors had retained Banc of America Securities LLC to assist the Company in exploring strategic and financial alternatives to maximize shareholder value, including the potential sale or merger of the Company. On June 19, 2000, the Company announced that it had signed a definitive agreement with PA Holdings Limited and certain of its affiliates ("PA"), a privately held management systems and technology consulting firm headquartered in London, England, to sell all of its outstanding shares of common stock for cash at a price of $5.32 per share, subject to adjustment.

       During the second quarter of 2000, the Company recognized $8.088 million of compensation expense to two of its former and one of its current officers. On May 11, 2000, William E. Dickenson, a former Director and President and Chief Executive Officer of the Company, was paid a lump-sum amount of $2.376 million pursuant to an Employment Separation Agreement and General Release dated May 3, 2000 between him and the Company. On May 12, 2000, Howard W. Pifer III, formerly a member of the Board of Directors and Chairman of the Board of Directors of the Company's wholly owned subsidiary PHB Hagler Bailly, Inc., exercised his right to terminate his employment agreement with the Company. This action resulted in a lump-sum payment to Mr. Pifer of $1.526 million on June 9, 2000, and additionally the payment of $1.145 million in equal semi-monthly installments over the succeeding 36 months. As of June 30, 2000, Henri-Claude A. Bailly, Chairman of the Board of Directors of the Company, decided to terminate his employment agreement with the Company, in accordance with the terms thereof. This action resulted in a lump-sum payment to him of $1.738 million on August 2, 2000, and an additional payment of $1.303 million payable in equal semi-monthly installments over the succeeding 36 months.

RESULTS OF OPERATIONS


       The following table presents for the periods indicated the percentage of revenues represented by certain income and expense items, and the percentage period-to-period increase (decrease) in such items:


                                                                    % Period-to-                                   % Period-to-
                                                                      Period                                          Period
                                                  Percentage          Increase               Percentage               Increase
                                                 of Revenues         (Decrease)              of Revenues             (Decrease)
                                             --------------------  ---------------     -----------------------   -----------------
                                                                     Three months                                     Six months
                                                                    ended June 30,                                    ended June
                                                 Three months            2000             Six months ended             30, 2000
                                                ended June 30,       compared to               June 30,              compared to
                                                                    three months                                      six months
                                                                     ended June                                       ended June
                                                                      30, 1999                                        30, 1999
                                             --------------------  ---------------     -----------------------   -----------------
                                             2000           1999                          2000          1999
                                             ----           ----                          ----          ----
Revenues
   Commercial revenue                        69.5%          70.2%          (8.7)%         70.8%          72.1%          (3.9)%
   Government revenue                        29.7           29.1           (5.8)          28.4           26.9            3.5
   Other revenue                              0.8             .7            2.2             .8            1.0          (21.6)
Total revenues                              100.0          100.0           (7.8)         100.0          100.0           (2.1)
Cost of services                             76.7           75.7           (6.6)          77.2           75.9            (.4)
Selling, general, and
   administrative expenses                   37.1           18.3           86.7           27.8           18.6           46.6
Income (loss) from
   operations                               (13.8)           6.0         (311.5)          (5.0)           5.5         (188.7)
Other income (expense), net                   (.3)           0.0       (3,050.0)          (.2)            .1         (242.9)
Income (loss) before income
   tax benefit (expense) and
   income (loss) from equity
   investment in joint venture              (14.1)           5.8         (315.5)          (5.2)           5.6         (190.0)
Income tax benefit (expense)                  4.4           (2.4)         266.2            1.2           (2.2)         153.0
Net income (loss) before
   income (loss) from equity
   investment in joint venture               (9.7)           3.6         (349.1)          (4.0)           3.4         (213.2)
Income (loss) from joint
   venture                                    0.1            (.2)         158.6             .1            (.2)         142.6
Net income (loss)                            (9.6)           3.4         (360.1)          (3.9)           3.2         (219.2)


THREE MONTHS ENDED JUNE 30, 2000, COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999

       Revenues for the three months ended June 30, 2000 decreased $3.5 million, or 7.8%, to $41.1 million as compared to the three months ended June 30, 1999. Revenues from the Company's commercial consulting operating segment decreased $2.7 million, or 8.7%, to $28.5 million for the three months ended June 30, 2000. This decrease in commercial consulting revenues can be attributed primarily to a reduction in staff and the number of overall contracts, especially in the energy and litigation practices, and to the divestiture of IGA, which generated $1.3 million of revenues during the second quarter of 1999. This decrease was offset by an increase of $3.5 million of revenue generated by GKMG (acquired in the third quarter of 1999) during the second quarter of 2000, and by an additional $2 million of revenue generated by Hagler Bailly Risk Advisors, Inc. ("HBRA") during the three months ended June 30, 2000 in comparison to the three months ended June 30, 1999. In the Company's government consulting operating segment, revenues generated during the second quarter of 2000 decreased by approximately $.8 million, or 6.2%, to $12.2 million. This reduction was primarily due to a reduction in the number of consultants within the transportation practice.

       Cost of services for the three months ended June 30, 2000 decreased by $2.2 million, or 6.5%, to $31.5 million as compared to the three months ended June 30, 1999. This decrease is primarily the result of a reduction in compensation expenses associated with the decrease in the number of consultants on staff.

       Selling, general and administrative ("SG&A") expenses during the three months ended June 30, 2000 totaled over $15.2 million. Approximately $8.1 million of this amount is the compensation expense for three members of executive management, one of whom resigned and two of whom terminated their employment agreements with the Company. Excluding this amount, SG&A decreased by approximately $1.1 million, or about 13.4%. This change is due primarily to a reduction in facility costs and business development expenses.

       "Other income (expense), net" includes interest income, interest expense, minority interest and other income and expense items. The major reason for the increase in expense, from net income of approximately $4,000 to a net expense of about $118,000 is interest expense. During the second quarter, the Company borrowed on its line of credit to fund the compensation payouts detailed above.

       As a result of the losses sustained by the Company, primarily the result of one-time termination compensation costs, the Company reported a tax benefit of about $1.8 million for the second quarter of 2000 (a rate of 31.2%), compared to income tax expense of $1.1 million (a rate of 41.8%) in the second quarter of 1999.

SIX MONTHS ENDED JUNE 30, 2000, COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999

       Revenues for the six months ended June 30, 2000 decreased $1.8 million, or 2.1%, to $83 million, as compared to the six months ended June 30, 1999. In the commercial consulting segment, revenues were $2.4 million, or 3.9%, less during the first six months of 2000 compared to the $61.1 million reported in the first six months of 1999. This decrease is primarily attributable to a reduction in staff and the number of overall contracts within the energy and litigation practices, and to the divestiture of IGA, which generated revenues of about $2.4 million during the six month period ended June 30, 1999. These decreases were offset by approximately $7.8 million of revenue generated by GKMG, acquired during the third quarter of 1999, and by an increase of $3.2 million in revenues generated by HBRA during the first six months of 2000 compared to the first six months of 1999. Revenues from the Company's government consulting segment of the business increased by about $.8 million, or 3.5%, to $23.6 million for the six months ended June 30, 2000. This increase was primarily attributable to an increase in pass-through equipment sales.

       Cost of services for the six months ended June 30, 2000 decreased by approximately $.3 million, or .4%, from $64.3 million during the six months ended June 30, 1999. This small decrease for the six months ended June 30, 2000 is primarily attributable to a reduction of compensation expenses as a result of a reduction in staff compared to the six months ended June 30, 1999, offset by an increase in compensation cost due to retention bonuses recognized during the current fiscal year.

       SG&A expenses for the first six months of 2000 totaled $23.1 million, and included $8.1 million of termination compensation for three members of executive management. Exclusive of this one-time expense item, the resultant $15 million of SG&A cost was $.7 million, or 4.8%, less than the $15.7 million for the six months ended June 30, 1999. The primary reason for this reduction in cost is lower facility and business development expenses.

       "Other income (expense), net" includes interest expense, interest income, minority interest and other income and expenses. For the six months ended June 30, 2000, other income (expenses), net decreased approximately $221,000 to an expense of approximately $130,000 from the six months ended June 30, 1999. The most significant change is a net interest expense of about $150,000 during the six months ended June 30, 2000, compared to net interest income of $19,000 for the six months ended June 30, 1999.

       As a result of the losses sustained by the Company, primarily the result of one-time termination compensation costs, the Company reported a tax benefit of about $1 million for the six month period ended June 30, 2000 (a rate of 23.6%), compared to income tax expense of $1.9 million (a rate of 41%) for the six months ended June 30, 1999.

       Net income for the six months ended June 30, 2000 decreased by $5.9 million from the $2.7 million recognized for the first six months of 1999. The reasons for this loss of $3.2 million are detailed above.

LIQUIDITY AND CAPITAL RESOURCES

       As of June 30, 2000, working capital decreased to $43.4 million from $44.3 million at December 31, 1999 due primarily to the utilization of cash to pay termination compensation, resulting in the need to borrow $3.4 million on the line of credit.

       Net cash of approximately $6.5 million was used by operating activities during the six months ended June 30, 2000. The primary uses of cash from operating activities were the reduction of accounts payable and the payment of bonuses (combined in excess of $11.3 million). This was offset partially by cash provided by a reduction in both accounts receivable and prepaid income taxes.

       Investment activities used approximately $1.3 million during the six months ending June 30, 2000, due to the purchase of property and equipment.

       As a part of its financing activities, the Company borrowed approximately $3.4 million on its available bank line of credit during the six months ended June 30, 2000.

       The Company's primary source of liquidity for the past 12 months was cash generated from operations, periodically supplemented by borrowings under a revolving credit facility with Bank of America, N.A. (formerly NationsBank, N.A.). The Company renegotiated the terms of its credit facility in the second quarter 2000. The borrowing limit under the credit facility, capped at a maximum limit of $18 million, is based on certain financial formulas. Based on these formulas the available balance at June 30, 2000 was $11.4 million. For the quarter ended June 30, 2000 the Company was in non-compliance with certain covenants, which non-compliance Bank of America has waived. Based on the Company's current projected cash flow and the expected availability of financing, including borrowings under the Company's credit facility, management of the Company believes it will be able to meet its anticipated cash requirements for the next 12 months and for the foreseeable future.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       At the Company's Annual Meeting of Stockholders held on May 11, 2000, the stockholders voted on the (i) election of two directors to serve three-year terms ending at the 2003 Annual Meeting of Stockholders; (ii) ratification and approval of an amendment to the Hagler Bailly, Inc. Employee Incentive and Non-Qualified Stock Option and Restricted Stock Plan (the "Stock Option Plan"); and (iii) ratification of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 1999. A total of 9,046,005 shares of the Company's common stock were represented at the Annual Meeting of Stockholders, which constituted a quorum. Each of the matters voted upon was adopted, approved or ratified by the stockholders. The voting for each item was as follows:

The Election of Directors:
--------------------------
Name                                         For                        Withheld
----                                         ---                        --------
Henri-Claude Bailly                       8,194,976                     851,029
Alain M. Streicher                        8,187,476                     858,529

The Ratification of the Amendment to the Stock Option Plan:

                                             For         Against       Abstained
                                             ---         -------       ---------
                                          4,267,778     3,253,474       439,458


The Ratification of the Selection of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2000:

                                             For         Against       Abstained
                                             ---         -------       ---------
                                          8,910,737       135,228            40


ITEM 5. OTHER INFORMATION

       On August 12, 1999, the Company acquired all of the outstanding stock of GKMG, Inc., a Washington, D.C. based consulting firm specializing in economic, strategic, financial and regulatory analysis for the aviation industry. Under the terms of the Share Exchange Agreement by and among the Company, GKMG and former stockholders of GKMG, the former stockholders of GKMG received 1,420,000 shares of common stock and additional contingent consideration of up to $15 million.

       As a condition of the closing of the sale of the Company to PA, the Company is required to amend certain terms of the Share Exchange Agreement. If the Share Exchange Agreement had not been amended as contemplated under the agreement with PA, the consideration of $5.32 per share could have been reduced.

       On June 30, 2000, the Company entered into a First Amendment to the Share Exchange Agreement, pursuant to which the Company and the former stockholders of GKMG amended the Share Exchange Agreement with respect to certain contingent payment obligations as well as certain other terms. The effectiveness of the First Amendment, with the exception of certain terms relating to the timing of the payment of contingent consideration to the GKMG stockholders and relating to the tolling of indemnity claims against the GKMG stockholders, is conditioned on the closing of the sale of the Company to PA. PA has approved the terms of the First Amendment and agreed that there will be no downward adjustment to the consideration of $5.32 per share as a result of the First Amendment or the Share Exchange Agreement. The Share Exchange Agreement and the First Amendment are attached hereto as Exhibits 2.3 and 2.6, respectively, and are incorporated by reference herein.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)        EXHIBITS

Exhibit No.                     Description
-----------                     -----------
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

2.4    Agreement and Plan Merger by and among Hagler Bailly, Inc., PA Consulting
       Group, Inc., PA Holdings Inc. and PA Holdings Limited dated as of June
       19, 2000. (14)

2.5    Voting Agreement dated as of June 19, 2000 by and among PA Consulting
       Group, Inc., PA Holdings, Inc. and certain shareholders of Hagler Bailly,
       Inc. (14)

2.6 First Amendment entered into as of the 30th day of June, 2000 to the Share Exchange Agreement dated as of August 12, 1999 by and among Hagler
       Bailly, Inc., GKMG, Inc. and certain former stockholders of GKMG, Inc.

3.1    Amended Restated Certificate of Incorporation of the Company. (7)

3.2    By-Laws of the Company, as amended. (6)

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

10.40  Security Agreement by and between TB&A Group, Inc. and Nations Bank, N.A., dated
       November 20, 1998. (8)

10.41  Security Agreement by and between Theodore Barry & Associates and NationsBank, N.A., dated November 20, 1998. (8)

10.42  Security Agreement by and between PHB Hagler Bailly, Inc. and NationsBank, N.A., dated February 22, 1999. (8)

10.43  Security Agreement by and between Private Label Energy Services, Inc. and
       NationsBank, N.A., dated November 20, 1998. (8)

10.44  Security Agreement by between Fieldston Publications, Inc. and NationsBank, N.A., dated  November 20, 1998. (8)

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

10.50  Lease by and between TrizecHahn, 1550 Wilson Blvd. Management and Hagler Bailly
       Services, Inc. dated August 29, 1999. (12)

10.51  Second amendment to revolving credit agreement between Hagler Bailly, Inc., the lenders from time to time a party thereto, as lenders, and NationsBank, N.A., dated as of August 11, 1999. (12)

10.52  Security Agreement by and between GKMG, Inc. and NationsBank, N.A., dated August 11,
       1999. (12)

10.53  Security Agreement by and between GKMG Consulting Services, Inc. and
       NationsBank, N.A., dated August 11, 1999. (12)

10.54  Employment Agreement between Putnam, Hayes & Bartlett, Inc. and John C. Butler, dated August 28, 1999. (13)

10.55  Employment Agreement between Putnam, Hayes & Bartlett, Inc. and William H.
       Hieronymus, dated August 28, 1999. (13)

10.56  Employment Agreement between Putnam, Hayes & Bartlett, Inc. and Walter H. A.
       Vandaele, dated August 28, 1999. (13)

10.57  Employment Separation Agreement and General Release between Hagler Bailly, Inc. and
       William E. Dickenson, dated as of May 3, 2000.  (15)

10.58  Amended and restated employment agreement as last amended May 31, 2000 by and between
       Hagler Bailly, Inc. and Geoffrey W. Bobsin.

10.59  Employment agreement entered into as of May 31, 2000 by and between Hagler Bailly,
       Inc. and Stephen V.R. Whitman.

10.60  $18,000,000 amended and restated revolving credit agreement dated as of July 28, 2000 between Hagler Bailly, Inc. as Borrower and the Lenders from time to time a party hereto, as lenders with Bank of America, N.A., as Agent.

10.61  Security Agreement dated as of July 28, 2000 between Hagler Bailly Risk Advisors,
       Inc. as Debtor and Bank of America, N.A. as Agent.

10.62  Form of amended and restated subsidiary guarantee made by Hagler Bailly Services,
       Inc. HB Capital, Inc., Private Label Energy Services, Inc., PHB Hagler Bailly, Inc.
       and GKMG, Inc. in favor of Bank of America, N.A. as Agent for the lenders and other financial institutions that are from time to time parties to the revolving credit agreement. (16)

10.63  Engagement letter dated March 3, 1999 between Banc of America Securities LLC (F/K/A
       NationsBanc Montgomery Securities LLC) and Hagler Bailly, Inc., for investment banking services, and amendment thereto dated October 5, 1999 with attached
       Indemnification and Contribution Agreement between the parties to the engagement letter.

23     Consent of Independent Auditors dated March 29, 2000. (13)

27.1   Financial Data Schedule


---------------------------------------------------------

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

(14)   Included in the Company's current report on Form 8-K filed on June 30, 2000 and incorporated herein by reference thereto.

(15)   Included in the Company's Quarterly Report on Form 10-Q for the quarter ended March
       31, 2000 and incorporated herein by reference thereto.

(16)   Included as Exhibit C to the Amended and Restated Revolving Credit Agreement, which is Exhibit No. 10.60 to this Form 10-Q.

(b)    REPORTS ON FORM 8-K

       On June 30, 2000 the Company filed a current report on Form 8-K to report the
       Company's agreement to sell the Company to PA Consulting Group, Inc.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 /s/ Geoffrey W. Bobsin
                                 -----------------------------------------------
Date: August 9, 2000              Geoffrey W. Bobsin
                                  President, Chief Executive Officer, Chief
                                  Financial Officer, Treasurer
                                 -----------------------------------------------