Form 10-K/A
period 1999-12-31
HAGLER BAILLY INC
filed 2000-09-28
CIK 1033693

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             ------------------------------------------------------

                                   FORM 10-K/A
                                 Amendment No. 2

         |X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the Fiscal Year Ended                   Commission File Number.
           December 31, 1999                              0-29292

             ------------------------------------------------------
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

                                 Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      As of March 1, 2000, 17,927,812 shares of the Registrant's common stock, par value $0.01 per share, were outstanding. The aggregate market value of the voting stock held by non-affiliates* of the Registrant, (based upon the closing price of such shares on the Nasdaq National Market on March 1, 2000) was approximately $40,830,202.

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

--------------------------------------------------------------------------------

                      HAGLER BAILLY, INC. AND SUBSIDIARIES
                    FORM 10-K ANNUAL REPORT (AMENDMENT NO. 2)
                        FOR YEAR ENDED DECEMBER 31, 1999

                                      NOTE

            THIS AMENDMENT NO. 2 AMENDS AND RESTATES IN ITS ENTIRETY
                      THE COMPANY'S FORM 10-K ANNUAL REPORT
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                        INITIALLY FILED ON MARCH 30, 2000

                                TABLE OF CONTENTS

PART I.........................................................................1

   ITEM 1 - BUSINESS...........................................................1
   ITEM 2 - PROPERTIES........................................................21
   ITEM 3 - LEGAL PROCEEDINGS.................................................21
   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............21

PART II.......................................................................22

   ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
   STOCKHOLDER MATTERS........................................................22
   ITEM 6 -- SELECTED FINANCIAL DATA..........................................22
   ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS..................................................25
   ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......37
   ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA...........38
   ITEM 9 - CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING
   AND FINANCIAL DISCUSSIONS..................................................38

PART III......................................................................38

   ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF HAGLER BAILLY................38
   ITEM 11 - EXECUTIVE COMPENSATION...........................................38
   ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...39
   ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................40

PART IV.......................................................................40

   ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K...........40

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS....................................41

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

      On June 1, 1999, the Company and Objective Resources Group Risk Advisors, LLC, its joint venture partner in Hagler Bailly Risk Advisors, LLC ("HBRA LLC"), dissolved HBRA LLC. Following the dissolution of HBRA LLC, the Company continued its risk advisory business through a wholly-owned subsidiary, Hagler Bailly Risk Advisors, Inc.

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

      On December 31, 1999, the Company sold the assets of its wholly-owned subsidiary Izsak, Grapin et Associes ("IGA"). As a result of the transaction, the Company sold assets for approximately $0.6 million, resulting in a loss of approximately $68,000.

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

PHB Hagler Bailly

Energy Industry Management and Economic Consulting. The Company provides management and economic consulting to clients in the energy industry through the following practices:

      o Corporate Strategy - helps clients reposition and reinvent their business in a rapidly changing environment to significantly enhance enterprise value.

      o Asset Management - helps clients optimize existing portfolios of assets and evaluate purchases of new assets by providing economic and financial analysis. These services include analysis and advice regarding portfolio management, performance improvement involving benchmarking to assess best practices and relative performance, and revenue enhancement involving analysis of service line and market reach extension, bid support systems, market entry strategy and sales tactics.

      o Retail Energy and eCommerce - helps clients launch new, or expand existing, retail businesses in response to the retail utility sector, which is evolving to encompass all utility content flows. Services include retail access & implementation, retail strategy and marketing, utility customer care strategy & implementation, and energy acquisition strategy involving the negotiation of energy supply contracts.

      o Integration of Mergers & Acquisitions - helps clients better understand and manage the process by which decisions are made and by which mergers and acquisition are integrated. Services include: developing acquisition strategy, supporting management through the merger completion, and incorporating change management and information technology to achieve the expected results from the merger.

      o Competition, Markets and Regulation - provides industry economics involving: the analysis of the economic ramifications of industry restructuring; market power and merger assistance to investor-owned utilities in federal and state regulatory proceedings involving the proposed business combinations; restructuring and market design and analysis; and the analysis of the impact of traditional and pro-competitive regulatory policy.

      o Fuels - The Company's fuel practice generates current and historical information on the fuels consumed by generators and their operating characteristics. This information is used to model power markets and to assist generators and fuels producers in litigation and contract matters, and asset owners in their strategic planning activities.

Environmental Litigation and Management Consulting Services. The Company helps domestic and international clients manage environmental issues and prevent environmental problems through the following practices:

      o Insurance Recovery - helps clients pursue and evaluate recovery of past and future costs through environmental insurance claims, assists with settlement negotiations as a strategic advisor or as a member of the negotiation team, and provides services related to litigation or expert testimony or both.

      o Environmental Management - helps clients identify their existing systems that may be creating a business risk, either by exposing the company to potential violations or by creating unnecessary liabilities. The Company then designs specific measures to reduce these risks through improved management systems.

      o Cost Recovery - provides expert analysis and opinion on the consistency of incurred costs with the requirements of the National Oil and Hazardous Substances Pollution Contingency Plan pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") actions and actions pursuant to equivalent state statutes, government agencies or private parties.

      o Compliance - provides economic analysis and litigation support to clients and their counsel in environmental noncompliance penalty cases.

      o General Environmental Litigation - provides damage testimony in contract disputes on a variety of environmental issues including the retention of environmental liabilities, natural resource damages and property damage rebuttals in toxic tort suits.

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

Telecommunications Consulting. The Company provides a comprehensive approach to competitive pressures, rapid technological change and unpredictable regulatory developments in the telecommunications industry to clients through the following practices:

      o     Market Research and Analysis - provides research on customer issues.

      o Market Strategy - provides advice on market strategy and the development of processes and products to support growth strategies.

      o Litigation Support - provides economic and business evidence and expert testimony in both commercial disputes and regulatory proceedings.

      o Asset Valuation - analyzes the financial and operational performance of clients using proprietary performance measurement and modeling and provides benchmarking of operational performance to industry leaders.

      o Restructuring, Mergers and Diversification - provides economic analysis of the potential competitive impact of proposed mergers and advice on deal structures and assists in identifying strategic partners and post-merger integration.

      o     eCommerce - provides analysis of eCommerce markets.

GKMG

Aviation Industry Management and Economic Consulting. Through the Company's wholly-owned subsidiary, GKMG, Hagler Bailly provides the following services to clients in the aviation industry through the following practices:

       o Airport Services - provides strategic planning and forecasting, air service marketing, aeropolitical strategies, airline business relations and negotiations, cargo development and marketing, airport finance development plans and financing strategies and airport privatization involving providing turnkey services to governments desiring to privatize airports and airport facilities.

       o Airline Services - provides strategic, technical, and analytic services to airlines including: alliance planning; negotiation and implementation; economic and financial feasibility studies; market analysis and hub analysis; strategic and aeropolitical planning; compliance with economic, safety and security requirements; labor strategies; and airline fleet planning, aircraft acquisition, and leasing strategies.

      o Vendor Services - supports the business strategies of vendors to the airline and airport markets.

Hagler Bailly Services

Government Energy Consulting Practice. The Company supports government clients in emerging market economies through the following practices:

      o Energy Sector Reform - assists in the reformation of national energy policy to promote competition and foreign investment, and encourage privatization. Expert services include drafting and passage of revised energy legislation, establishment of independent energy regulatory agencies, assistance with licenses and tariffs and development of wholesale markets and their rules.

      o Energy Efficiency - works on energy efficiency issues in emerging market countries. Global climate change is a key area of focus wherein the Company's experts conduct energy efficiency audits and energy management programs in industrial enterprises and district heating systems.

      o Engineering - conducts specific engineering projects in support of the two primary functional areas of energy efficiency and energy sector reform.

Government Water and Environmental Consulting. The Company provides management and analytical consulting to government clients in the water industries and the environment through the following practices:

      o Water Sector Strategy, Management and Operations - provides business process improvement, change management, cost, rate and financial analyses, asset management, revenue enhancement and financial planning, process benchmarking, performance measurement systems, regionalization of service and outsourcing and privatization support.

      o Clean Technology and Environmental Sustainability - provides technical and engineering services supporting clean technology, water and energy use efficiency and pollution prevention.

      o Policy and Applied Economics - provides policy and applied economic analysis in support of national and local environmental sustainability programs.

      o Water Resources Systems Management - provides integrated, comprehensive water resources management services to clients worldwide.

Government Transportation Consulting. The Company provides clients with market and operations strategy in finance, economics, and competitive positioning through the following practices:

      o Intelligent Transportation Systems (ITS) and Technology - provides innovative solutions to transportation and technology needs through program management, partnership building, market analysis and business planning.

      o Planning and Economics - assists in linking multi-modal transportation investment plans, project capitalization and economic development to help government and commercial clients implement better decisions.

      o Infrastructure Finance and Strategy - applies cutting-edge analysis and institutional know-how to help clients develop and implement infrastructure finance strategies at both the program and project levels.

      o Policy and Strategy - provides policy analysis and strategic solutions that enable decision-makers to address emerging issues in transportation policy.

HBRA

Supply, Logistics, Trading and Risk Management. Through its wholly-owned subsidiary HBRA, the Company provides clients with enterprise, revenue stream and supply portfolio risk management services to energy companies and major energy consumers. These services cover the full value chain of risk management, from corporate governance and policies and procedures to analytics, business processes, system selection and integration, and to strategy simulation and trader training.

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

      o Worldwide Presence and Reputation. The Company currently has a total of 18 principal offices, 10 of which are outside the continental United States: Argentina (Buenos Aires), Australia (Melbourne and Sydney), Canada (Toronto), China (Beijing), France (Paris), Indonesia (Jakarta), New Zealand (Wellington), and the United Kingdom (London and Rugby). The Company has employees from over 30 nations giving it powerful insights into various cultures and ways of conducting business. The Company's international business mix and office locations reflect a conscious blend of business in developed and developing economies. In addition to its presence in the developed markets of Western Europe, Australia and New Zealand, the Company is positioned to support the development and growth of modern network industries in the rapidly evolving economies of the Asia/Pacific region.

      o Longstanding Relationships with Substantial Clients. A substantial share of the Company's business has historically been derived from additional sales to existing customers. In 1999, the Company received additional business from approximately 50% of the clients who had engaged the firm in the prior year. During 1999, approximately 72% of the Company's revenue was from clients served in the prior year. In addition to continuity, the Company's client relationships are marked by the client size and importance in respective markets.

      o Government Sector Insight. The Company has worked with a number of government sector organizations, including the United States Agency for International Development ("USAID"), the Environmental Protection Agency, the European Union, the U.K. Knowlton Fund, the Asian Development Bank, the European Bank for Reconstruction and Development, and the World Bank for many years. This gives the Company a special perspective on the energy, utility and environmental industries and enhances the Company's reputation and ability to compete successfully for consulting business.

      o Proprietary Knowledge and Methods. The Company has developed proprietary information bases, analytical tools and methods providing it with distinct competitive advantages. Examples include:
            (i) Operating Plant Experience Code (OPEC), an analytical database of nuclear power experience that captures the causes and effects of outages and deratings at U.S. nuclear power plants; (ii) Competitive analysis screening Model (CASm), a proprietary model used to evaluate market power issues in electric generation; (iii) Strategy Enablers Protocol (SEP), a proprietary method that offers a highly disciplined executive level process to identify new avenues of growth; (iv) TB&A Benchmarking, a leading source of information on utility operations and management practices in distribution, transmission, customer service and marketing; and (v) Field Data, a set of linked databases which provides up to date information on current and historical fuel prices, emission allowances, power plant characteristics and fuel prediction statistics that are used in the Company's power modeling efforts and in its economic analysis.

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

Risk Factors

      o Attraction, Retention and Management of Professional and Administrative Staff. The Company's business involves the delivery of professional services and is labor intensive. The Company's future performance depends in large part upon its ability to attract, develop, motivate and retain highly skilled consultants, research associates and administrative staff, particularly senior professionals with business development skills.

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

      o Concentration of Revenues. Over half of the revenues of the Company are derived from commercial and government clients involved in the energy, network industries and environment. As a result of this focus, the Company's business, financial condition and results of operations are influenced by factors affecting these markets, including, but not limited to, changing political, economic and regulatory influences that may affect the procurement practices and operations. In particular, many electric and gas utilities are consolidating to create larger organizations or strategic alliances. These consolidations and alliances will reduce the number of potential customers for the Company and may also create conflicts of interest between clients. In addition, these consolidations and alliances may result in the acquisition of certain of the Company's key clients, and such clients may scale back or terminate their relationship with the Company following their acquisition. Similarly, cutbacks in the network industries and/or environmental budgets of the United States and other governments could result in the scale back or termination of some of the Company's government sector contracts. USAID is the Company's largest government sector client and accounts for approximately 56% of that segment's sales. The impact of these developments is difficult to predict and could have a material adverse effect on the Company's business, financial condition and results of operations.

      o Ability to Sustain and Manage Growth. The Company has experienced rapid growth in recent years. The Company completed five acquisitions in 1998, including the acquisition of Putnam, Hayes and Bartlett, Inc. ("PHB") and three acquisitions in 1999. The Company believes that sustaining such growth places a strain on operational, human and financial resources. In order to manage its growth, the Company must continue to improve its operating and administrative systems and to attract and retain qualified management and professional, scientific and technical-operating personnel. Foreign operations also may involve the additional risks of assimilating differences in foreign business practices, hiring and retaining qualified personnel, and overcoming language barriers. Failure to manage such growth effectively could have a material adverse effect on the Company's business.

      o Risks Related to Possible Acquisitions. An element of the Company's strategy is to expand its operations through the acquisition of complementary businesses. There can be no assurance that the Company will be able to identify, acquire, profitably manage or successfully integrate any acquired businesses into the Company without substantial expenses, delays or other operational or financial problems. Moreover, competitors of the Company are also soliciting acquisition candidates, which could result in an increase in the price of acquisition targets and a decrease in the number of attractive companies available for acquisition. Further, acquisitions may involve a number of special risks, including diversion of management's attention, failure to retain key acquired personnel, increased costs to improve managerial, operational, financial and administrative systems, unanticipated events or circumstances, legal liabilities, increased interest expense and amortization of acquired intangible assets, some or all of which could have a materially adverse impact on the Company's business, operating results and financial condition. Client satisfaction or performance problems at a single acquired firm could have a materially adverse impact on the reputation of the Company as a whole. In addition, there can be no assurance that acquired businesses, if any, will achieve anticipated revenues and earnings. The failure of the Company to manage its acquisition strategy successfully could have a material adverse effect on the Company's business, operating results and financial condition.

      o Dependence on Key Clients. The Company derives a significant portion of its revenues from a relatively limited number of clients. For example, revenues from the Company's ten most significant clients accounted for approximately 31%, 39% and 35% of its total revenues in 1999, 1998 and 1997, respectively. USAID is the Company's largest client, accounting for approximately 18%, 22% and 20% of Hagler Bailly's total revenues in 1999, 1998 and 1997, respectively. Clients typically retain the Company as needed on an engagement basis rather than pursuant to long-term contracts, and a client can usually terminate an engagement at any time without a significant penalty. Moreover, there can be no assurance that the Company's existing clients will continue to engage it for additional assignments or do so at the same revenue levels. The loss of any significant client could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the level of the Company's consulting services required by an individual client can diminish over the life of its relationship with the Company, and there can be no assurance that the Company will be successful in establishing relationships with new clients as this occurs.

      o Professional and Other Liability. The Company's services involve risks of professional and other liability. If the Company were found to have been negligent or to have breached its obligations to its clients, it could be exposed to significant liabilities and its reputation could be adversely affected. In connection with many of its government sector engagements, the Company employs the services of local staff and uses consultants who are independent contractors. Negligent or illegal acts, or ethical violations by these independent contractors could adversely affect the Company.

      o Government Sector Market and Contracting Risks. A portion of the Company's revenues were derived from contracts or subcontracts with U.S. government sector clients. Providing consulting services to U.S. government sector clients is subject to detailed regulatory requirements and government policies as well as to funding priorities. Contracts with U.S. government sector clients may be conditioned upon the continuing availability of public funds, which in turn depends upon lengthy and complex budgetary procedures, and may be subject to certain pricing constraints. Moreover, U.S. government sector contracts may generally be terminated for a variety of factors, including when it is in the best interests of the respective government. There can be no assurance that these factors or others unique to contracting with governmental entities will not have a material adverse effect on the Company's business, results of operations and financial condition.

      o Intense Competition. The market for consulting services in the energy, network and the environment industries is intensely competitive, highly fragmented and subject to rapid change, and such competition is likely to increase in the future. Many of the Company's competitors have greater personnel, financial, technical and marketing resources than the Company. The Company also competes with its clients' internal resources, particularly where such resources represent a fixed cost to the client. This source of competition may heighten as consolidation of electric and gas utility and other energy industry companies creates larger organizations. There can be no assurance that the Company will be able to compete successfully with its existing competitors or with any new competitors.

      o Risk of International Operations. The Company operates either permanent or project offices in a number of foreign countries. The Company expects to continue to expand its international operations and offices primarily in Western Europe and in the Asia-

            Pacific region. Expansion requires considerable management and financial resources and may negatively impact the Company's near-term results of operations. The Company's international operations are subject to numerous potential challenges and risks, including war, civil disturbances, other political and economic conditions in various jurisdictions such as tariffs and other trade barriers, longer accounts receivable collection cycles, fluctuations in currency and potentially adverse tax consequences. There can be no assurance that such international factors will not have a material adverse effect on the Company's business, results of operations and financial condition.

      o Dependence on Key Employees. The Company's business consists primarily of the delivery of professional services and, accordingly, its future success is highly dependent upon the efforts, abilities, business generation capabilities and project execution of its consultants. The Company's success is also dependent upon the managerial, operational and administrative skills of its officers. The loss of the services of any consultant or the failure of the Company's consultants to generate business or otherwise perform at or above historical levels could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not have employment or non-competition agreements with many of its consultants or officers; accordingly, such individuals may terminate their relationship with the Company at will and without notice and immediately begin to compete with the Company.

      o Concentration of Ownership. As of December 31, 1999, the directors and senior management of the Company beneficially owned approximately 36% of the Company's outstanding shares of common stock. As a result, these stockholders will have substantial influence over the outcome of matters requiring a stockholder vote, including the election of the members of the Board of Directors. Such control could adversely affect the market price of the Company's common stock or delay or prevent a change of control of the Company at a price which might represent a premium over the market price of its common stock.

      o Need to Develop New Offerings. The Company's future success will depend in significant part on its ability to successfully develop and introduce new service offerings and improved versions of existing service offerings. There can be no assurance that the Company will be successful in developing, introducing on a timely basis and marketing such service offerings, or that any service offerings will be accepted in the market. Moreover, services offered by others may render the Company's services non-competitive or obsolete.

      o Project Risks. Many of the Company's engagements involve projects which are critical to the operations of its clients' businesses. The Company's failure or inability to meet a client's expectations in the performance of its services could result in the incurrence by the Company of a financial loss and could damage the Company's reputation and adversely affect its ability to attract new business. In addition, an unanticipated difficulty in completing a project could have an adverse effect on the Company's business and results of operations. Fees for the Company's engagements can be based on the project schedule, the Company's staffing requirements, the level of customer involvement and the scope of the project as agreed upon with the customer at the project's inception. The Company generally seeks to obtain an adjustment in its fees in the event of any significant change in any of the assumptions upon which the original estimate was based. However, there can be no assurance that the Company will be successful in obtaining any such adjustment in the future.

      o Intellectual Property Rights. The Company's performance is in part dependent upon its internal information and communication systems, databases, tools, and the methods and procedures that it has developed specifically to serve its clients. The Company relies on a combination of nondisclosure and other contractual arrangements and copyright, trademark and trade secret laws to protect its proprietary systems, information and procedures. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of such rights or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its proprietary rights. The Company believes that its systems and procedures and other proprietary rights do not infringe upon the rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future or that any such claims will not require the Company to enter into costly litigation or materially adverse settlements to litigation, regardless of the merits of such claims.

      o Government Regulation of Immigration. Certain of the Company's employees are foreign nationals working in the United States under U.S. work authorizations. Congress and administrative agencies with jurisdiction over immigration matters have periodically expressed concerns over the levels of legal and illegal immigration into the U.S. These concerns have often resulted in proposed legislation, rules and regulations aimed at reducing the number of work permits that may be issued. Any changes in such laws making it more difficult to hire foreign nationals or limiting the ability of the Company to retain foreign employees could require the Company to incur additional unexpected labor costs and expenses.

      o Fluctuations of Operating Results. The Company's future operating results will continue to be subject to quarterly fluctuations based upon a wide variety of factors, including the number and significance of client engagements commenced and completed during a quarter, delays incurred in connection with an engagement, the number of business days in a quarter, employee hiring and utilization rates, the ability of clients to terminate engagements without penalties, the size and scope of engagements, the nature of the fee arrangement, the seasonality of the spending cycle of government sector clients (especially that of the U.S. government), the timing of new office openings, return on investment capital, and the general economy, such as recessionary periods, political instability, changes in trade policies, fluctuations in interest or currency exchange rates and other competitive factors. Seasonality also affects the Company's operating results, particularly in the third and fourth quarters of each fiscal year. In addition, the Company's operating expenses are increasing as the

            Company continues to expand its operations, and future operating results will be adversely affected if revenues do not increase accordingly. Additionally, the Company plans to continue to evaluate and, when appropriate, make acquisitions of complementary businesses. As part of this process the Company will continue to evaluate the changing value of its assets, and when necessary, make adjustments thereto. While the Company cannot predict what effect these various factors may have on its financial results, the aggregate effect of these and other factors could result in significant volatility in the Company's future performance and stock price.

      o Fluctuations in the General Economy. The general level of economic activity significantly affects demand for the Company's professional services. When economic activity slows, clients may delay or cancel plans that involve the hiring of consultants. The Company is unable to predict the level of economic activity at any particular time, and fluctuations in the general economy could adversely affect the Company's business, operating results and financial condition.

      o Employment Liability Risks. The Company, as a provider of professional services, employs and places individuals in the workplace of other businesses. Inherent risks of such activity include possible claims of errors and omissions, misuse of client proprietary information, misappropriation of funds, discrimination and harassment, theft of client property, other criminal activity or torts and other claims. Although historically the Company has not experienced any material claims of these types, there can be no assurance that the Company will not experience such claims in the future.

      o Certain Anti-takeover Effects. The Company's Amended and Restated Certificate of Incorporation, By-laws, and the Delaware General Corporation Law include provisions that may be deemed to have anti-takeover effects and may delay, defer or prevent a takeover attempt that stockholders might consider in their best interests. These include a Board of Directors which is divided into three classes, each of which is elected to serve staggered three-year terms, and by-law provisions under which only the President, a majority of the Board of Directors or stockholders owning at least 50% of the Company's capital stock may call meetings of the stockholders. Also, the Board of Directors of the Company is authorized to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of such shares, without any further stockholder action. The existence of this "blank-check" preferred stock could render more difficult or discourage an attempt to obtain control of the Company by means of a tender offer, merger, proxy contest or otherwise. Furthermore, the Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law that prohibits Hagler Bailly from engaging in a "business combination" with an "interested stockholder" unless the business combination is approved in a prescribed manner. These provisions could also have the effect of delaying or preventing a change of control of the Company, which could adversely affect the market price of the common stock.

      o Fluctuations in Stock Price. The market price of the Company's common stock may fluctuate substantially due to a variety of factors, including quarterly fluctuations in results of operations, announcements or terminations of new services, offices, contracts, acquisitions or strategic alliances by the Company or its competitors, as well as changes in the market conditions in the energy, network and environmental industries, changes in earnings estimates by analysts, changes in accounting principles, sales of the Company's common stock by existing holders, loss of key personnel, a relatively small float of shares that are freely tradable without restriction or registration under the Securities Act of 1933 and other factors. The stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price for many companies and which, on occasion, have been unrelated to operating performance. To the extent the Company's performance may not meet expectations published by external sources, public reaction could result in a sudden and significantly adverse impact on the market price of the Company's securities, particularly on a short-term basis. In addition, such stock price volatility may provoke the initiation of securities litigation, which may divert substantial management resources and may have an adverse effect on the management of business operations. Any of these results could have a material adverse effect on the Company's business, operating results and financial condition.

Executive Officers

      The Company's Executive Officers and their respective ages, positions and biographical information as of March 1, 2000 is as follows:

Name                       Title                                                             Age
----                       -----                                                             ---
Henri-Claude A. Bailly     Chairman of the Board, Hagler Bailly, Inc., Cap Gemini Hagler      53
                           Bailly LLC and Hagler Bailly Risk Advisors, Inc.

Geoffrey W. Bobsin         Senior Vice President and Chief Financial Officer, Hagler          44
                           Bailly, Inc.

William E. Dickenson       President and Chief Executive Officer, Hagler Bailly, Inc.         51

Roger W. Gale              President and Chief Executive Officer, PHB Hagler Bailly, Inc.     53

Howard W. Pifer III        Chairman of the Board , PHB Hagler Bailly, Inc.                    57

Kenneth I. Rubin           President and Chief Executive Officer, Hagler Bailly Services,     47
                           Inc.

Stephen V. R. Whitman      Senior Vice President and General Counsel, Hagler Bailly, Inc.     53

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

      The Company maintains principal offices in the following locations:

        United States                                International
------------------------------            --------------------------------------
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

1999                                                   High             Low
-------------------------------------------------   --------        --------
January - March                                      $22.313          $6.250
April - June                                         $10.375          $5.625
July - September                                     $10.375          $6.563
October - December                                    $7.750          $4.469

1998                                                   High             Low
-------------------------------------------------   --------        --------
January - March                                      $25.000         $18.625
April - June                                         $30.000         $22.500
July - September                                     $30.250         $16.750
October - December                                   $24.000         $13.563

1997                                                   High             Low
-------------------------------------------------   --------        --------
January - March                                          N/A             N/A
April - June                                             N/A             N/A
July 3 - September                                   $25.250         $17.000
October - December                                   $26.375         $18.250

      The Company had 244 holders of record of its common stock at March 1, 2000, and approximately 1,000 beneficial owners. The Company has never paid a cash dividend on its common stock and does not expect to pay a cash dividend on its common stock in the foreseeable future.

ITEM 6 -- SELECTED FINANCIAL DATA

      The following selected consolidated financial data for the year ended December 31, 1995, combine the financial data of RCG/Hagler Bailly, Inc. (the "Predecessor"), a wholly-owned subsidiary of RCG International Inc. which was acquired on May 25, 1995, by the management of RCG/Hagler Bailly, Inc. and the consolidated financial data of the Company from May 26, 1995 to December 31, 1995 derived from the consolidated financial statements of the Company. The selected consolidated financial data as of December 31, 1995, is derived from the consolidated financial statements of the Company. The selected consolidated financial data as of and for the years ended December 31, 1996, 1997, 1998 and 1999 have been derived from the audited consolidated financial statements of the Company. The Company's prior years have been restated to include the historical financial information of Apogee Research, Inc. ("Apogee "), TB&A Group, Inc. and its wholly-owned subsidiary Theodore, Barry & Associates (collectively "TB&A"), IGA and Putnam Hayes & Bartlett, Inc. ("PHB ") as a result of business combinations accounted for as poolings of interests.

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

                                                                  Years ended December 31,
                                                --------------------------------------------------------------
                                                1995 (1) (2)   1996 (2)     1997 (2)      1998       1999 (2)
                                                -----------   ---------    ---------    ---------    ---------
STATEMENT OF OPERATIONS DATA:                                (In thousands, except per share data)
Revenues                                         $ 120,566    $ 143,141    $ 160,615    $ 177,462    $ 181,981
Cost of services                                    94,163      110,500      120,585      126,204      147,294
                                                 ---------    ---------    ---------    ---------    ---------
Gross profit                                        26,403       32,641       40,030       51,258       34,687
Liquidation of subsidiary (4)                           --          662          328           --           --
Merger related and other nonrecurring costs (5)         --           --        1,235        8,275          292
Asset impairment (8)                                    --           --           --        1,107        4,591
Selling, general and administrative expenses        21,810       26,047       26,868       25,112       40,440
Stock and stock option compensation (3)                 --        6,172        9,965        2,595           --
                                                 ---------    ---------    ---------    ---------    ---------
Income/(loss) from operations                        4,593         (240)       1,634       14,169      (10,636)
Other income (expense), net (7)                       (799)        (853)        (400)         269          (73)
                                                 ---------    ---------    ---------    ---------    ---------
Income/(loss) before equity
   investment in joint venture,
   income tax expense and
   extraordinary gain                                3,794       (1,093)       1,234       14,438      (10,709)
Income tax expense (benefit)                         1,907        1,786        5,460        7,275       (1,212)
                                                 ---------    ---------    ---------    ---------    ---------
Income/(loss) before equity investment in joint
   venture and extraordinary gain                    1,887       (2,879)      (4,226)       7,163       (9,497)
(Loss) from equity investment in joint venture          --           --           --         (463)        (427)
                                                 ---------    ---------    ---------    ---------    ---------
Income (loss)  before extraordinary gain             1,887       (2,879)      (4,226)       6,700       (9,924)
Extraordinary gain (6)                               1,055          145        2,336           --           --
                                                 ---------    ---------    ---------    ---------    ---------
Net income (loss)                                $   2,942    $  (2,734)   $  (1,890)   $   6,700    $  (9,924)
                                                 =========    =========    =========    =========    =========
Net income (loss) per share
  Basic
    Net (loss) income before extraordinary gain          *    $   (0.25)   $   (0.32)   $    0.42    $   (0.58)
    Extraordinary gain                                   *    $    0.01    $    0.17           --           --
    Net (loss) income                                    *    $   (0.24)   $   (0.14)   $    0.42    $   (0.58)
  Dilutive
    Net (loss) income before extraordinary gain          *    $   (0.25)   $   (0.32)   $    0.40    $   (0.58)
    Extraordinary gain                                   *    $    0.01    $    0.17           --           --
    Net (loss) income                                    *    $   (0.24)   $   (0.14)   $    0.40    $   (0.58)
Weighted average shares outstanding
  Basic                                                  *       11,321       13,361       15,992       17,059
  Dilutive                                               *       11,321       13,361       16,772       17,059

* Due to the acquisition on May 25, 1995, and the related change in capital structure, earnings per share information for this period is not meaningful and, accordingly, is not presented.

                                                                DECEMBER 31,
                                        -------------------------------------------------------------
                                          1995         1996          1997          1998         1999
                                        -------      -------       -------      --------      -------
BALANCE SHEET DATA                                             (In Thousands)
Cash and cash equivalents               $ 1,753      $ 3,218       $ 5,261      $ 16,165      $ 9,656
Working capital                           5,054        7,382        34,122        54,294       44,354
Total assets                             52,703       55,872        84,657       101,422      116,209
Total debt                               20,606       16,790         2,752         1,026          666
Total stockholders' equity                3,772        9,958        48,849        73,599       72,292

(1) The operating data for the year-ended December 31, 1995 reflect the combined results of operations of the Predecessor from January 1, 1995 to May 24, 1995, the Company from May 25, 1995 to December 31, 1995, and the annual results of Apogee, TB&A, IGA and PHB.
(2) The statements of operations data for the years ended December 31, 1995, 1996 and 1997 include performance incentive compensation paid to PHB senior staff members in excess of a standard bonus set for their respective staff levels. The excess performance incentive compensation was included in cost of services and selling, general and administrative expenses was $6,260, $9,588 and $7,294 for the years ended December 31, 1995, 1996 and 1997, respectively. In addition, the year ended December 31, 1996 includes approximately $500 of cost of services, representing that portion of officer compensation that exceeded the compensation that would have been paid had the compensation plan adopted in January 1997 been in effect for all of 1996; and the year ended December 31, 1999 includes $10,868 in bonuses paid to key staff. In 1997 the Board adopted a resolution limiting the amount that may be set aside for bonuses to forty percent (40%) of net income before bonuses and taxes. In approving bonuses for 1999 the Board of Directors made an exception to this limitation.
(3) In connection with an amendment to the Hagler Bailly, Inc. Employee Incentive and Non-Qualified Stock Option and Restricted Stock Plan (the "Stock Option Plan") and a reclassification of its common stock, each effective December 31, 1996, Hagler Bailly incurred non-recurring, non-cash charges to operations amounting to approximately $4,600 for options and approximately $1,600 for stock in 1996. In connection with a stock bonus to an employee, the Company incurred a non-cash compensation charge to operations in the first quarter of 1997 of $65. PHB common stock issued or subject to issuance under subscriptions receivable entered into within 12 months preceding the closing of the merger were presumed to have been issued in contemplation of the proposed transaction and were accounted for at their fair market value at date of issuance. Accordingly, PHB recognized a non-recurring, non-cash, non-tax deductible compensation charges for the years ended December 31, 1997 and 1998 of approximately $9,900 and $2,600, respectively, representing the difference between the fair market and book value of shares of common stock then issuable.
(4) On December 31, 1996, PHB liquidated its wholly-owned subsidiary in the U.K. Of PHB's loss of $662 in 1996, $549 represented cumulative foreign currency translation losses that had previously been recorded as a separate component of the PHB's shareholders' equity. In 1997, $328 was recorded as management's estimate of the uncollectable net proceeds resulting from the liquidation.
(5) For the year ended December 31, 1997, 1998 and 1999, the Company recorded merger related and other nonrecurring costs of $1,235, $8,275 and $292, respectively, as a result of business combinations and related costs (see note 17 to the 1999 financial statements).
(6) For the years ended December 31, 1995, 1996 and 1997, the Company recorded extraordinary gains of $1,055, $145 and $2,336, respectively, as a result of extinguishment of debt at beneficial terms by TB&A.
(7) Other income (expenses), net includes interest income, interest expense, minority interest, other income, and other expenses.
(8) For the years ended December 31, 1998 and 1999, the Company recorded asset impairment expenses of $1,107 and $4,591, respectively. In 1998, the expense was recorded as a result of certain software development costs which were impaired due to the duplication of technologies resulting from the Company's business combinations and its joint venture with Cap Gemini. In 1999, the expense was recorded as a result of the impairment of goodwill associated with certain subsidiaries (see note 18 to the 1999 financial statements).

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

      Hagler Bailly, together with its wholly-owned subsidiaries, PHB Hagler Bailly, Hagler Bailly Services and its other domestic and foreign wholly-owned subsidiaries, is a leading worldwide provider of strategy, economics and operations consulting services to clients in energy and network industries, including electric power, natural gas and water utilities, fuel providers, aviation transportation, telecommunications, commercial litigation and the environment.

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

      On June 16, 1998, the Company and Cap Gemini S.A. and its wholly-owned subsidiary, Cap Gemini America, Inc., entered into an exclusive joint venture to deliver information technology consulting services and solutions to electric, gas and water utilities, and service providers in the U.S. and Canada. The Company expects the joint venture, Cap Gemini Hagler Bailly, L.L.C., to turn profitable sometime late in the fiscal year ending December 31, 2000. The joint venture is owned equally by the Company and Cap Gemini America and each has invested capital in the venture and transferred key senior professionals to it. Concurrently with the creation of the joint venture, Cap Gemini purchased 470,975 newly issued shares of the Company's stock at the current market price for total consideration, after commissions and fees, of $11.8 million.

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

      On June 1, 1999, the Company and Objective Resources Group Risk Advisors, LLC, its joint venture partner in Hagler Bailly Risk Advisors, LLC ("HBRA LLC"), dissolved HBRA LLC. Following the dissolution of HBRA LLC, the Company continued its risk advisory business through a wholly-owned subsidiary, Hagler Bailly Risk Advisors, Inc.

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

Results of Operations

      The following table presents for the periods indicated the percentage of revenues represented by certain income and expense items:

                                                  For the years ended December 31,
                                                    1997       1998       1999
                                                   -----      -----      -----
Revenues:
  Commercial revenues                               63.6%      65.2%      68.0%
  Government revenues                               35.3       33.7       31.2
  Other revenues                                     1.1        1.1        0.8
                                                   -----      -----      -----
    Total revenues                                 100.0      100.0      100.0
Cost of services                                    75.1       71.1       80.9
Merger related and other nonrecurring                0.8        4.7        0.2
costs
Asset impairment                                      --        0.6        2.5
Liquidation of subsidiary                            0.2         --         --
Selling, general, and administrative
expenses                                            16.7       14.2       22.2
Stock and stock option compensation                  6.2        1.5         --
                                                   -----      -----      -----
Income from operations                               1.0        7.9       (5.8)
  Interest income                                    0.8        0.2        0.1
  Interest expense                                  (0.8)      (0.2)      (0.1)
  Other income (expense), net                       (0.2)       0.2        0.0
  Minority interest                                   --        0.0        0.0
                                                   -----      -----      -----
Income (loss) before income tax
  expense, equity investment in joint
  venture and extraordinary gain                     0.8        8.1       (5.8)
Income tax expense (benefit)                         3.4        4.1       (0.7)
(Loss) income before equity investment in
joint venture and extraordinary gain                (2.6)       4.0       (5.1)
 (Loss) from equity investment in joint
   venture                                            --       (0.3)      (0.3)
                                                   -----      -----      -----
Net income (loss) before
   extraordinary gain                               (2.6)       3.7       (5.4)
Extraordinary gain                                   1.4         --         --
                                                   -----      -----      -----
Net income                                          (1.2)%      3.7%      (5.4)%
                                                   =====      =====      =====

1999 Compared to 1998

      Revenues for the year ended December 31, 1999, increased by $4.5 million, or 2.5%, to $182.0 million from the year ended December 31, 1998. For the year ended December 31, 1999, revenues from the Company's commercial consulting operating segment increased $8.0 million, or 6.9%, to $123.8 million from the year ended December 31, 1998. This increase was attributable to approximately $12.7 million of revenues from acquired companies. The increases resulting from acquisitions was partially offset by the core commercial business which experienced a decrease in revenues of approximately $4.7 million primarily due to a reduction in staff and the number of overall contracts. For the year ended December 31, 1999, revenues from the Company's government consulting operating segment decreased approximately $2.9 million, or 4.8%, to $56.7 million from the year ended December 31, 1998. Excluding the $5.6 million in 1998 revenues resulting from certain assets of the Company's government sector consulting practice which was sold in September 1998, the segment's core government consulting business increased $2.7 million, primarily the result of increased pass-thru equipment sales and a stronger international presence. Pass-thru equipment sales pertain to equipment sold by the Company to clients at a nominal mark-up. Other revenues for the year ended December 31, 1999 were $1.4 million. In the year ended December 31, 1999, approximately 68.0% of the Company's revenues were derived from commercial consulting revenues, as compared with 65.2% in the year ended December 31, 1998.

      Cost of services for the year ended December 31, 1999, increased by $21.1 million, or 16.7%, to $147.3 million from the year ended December 31, 1998. Cost of services as a percentage of revenue increased from 71.1 % for the year ended December 31, 1998, to 80.9% for the year ended December 31, 1999, primarily due to an increase in bonuses for key consulting employees as a result of the repositioning plan, an increase in compensation paid to consulting staff, an increase in bad debt expense and an increase in pass-thru equipment costs associated with the increase in pass-thru equipment sales. The bonus expense included in cost of services totaled $7.2 million for the year ended December 31, 1999 and $1.2 million for the year ended December 31, 1998.

      Selling, general and administrative expenses ("SG&A") for the year ended December 31, 1999, increased by approximately $15.3 million, or 61.0%, to $40.4 million from the year ended December 31, 1998. Expressed as a percentage of total revenues, SG&A expenses increased from 14.2% for the year ended December 31, 1998, to 22.2% for the year ended December 31, 1999. This increase is primarily reflective of an increase in bonuses paid to key employees resulting from the repositioning plan and increased business development costs, as well as costs related to the centralization of certain operating systems and administrative functions. The bonus expense included in SG&A totaled $3.8 million for the year ended December 31, 1999 and $0.4 million for the year ended December 31, 1998.

      The repositioning plan was drafted by senior management in the fourth quarter of 1999. The objective was to enter 2000 with a focused business strategy and streamlined operations in order to maximize future shareholder value. The major component of the plan was a compensation program to retain and motivate key professional staff. In addition, the plan included other components such as the possible divestiture or exiting of non-core business units, cost reductions and the streamlining of operations.

      Implementation of the repositioning plan commenced in the fourth quarter of 1999 and a number of actions have been implemented to date. The Company's efforts with the implementation are ongoing and the Company expects that the implementation of the repositioning plan to be substantially completed by mid-2001.

      The actual results to date have been positive. The Company implemented a compensation program for key professional staff. The program included the payment of performance bonuses to key staff at the end of 1999 and the payment of retention bonuses to key staff in 2000 contingent upon their satisfactory performance and continued employment. The Company believes that this compensation program has been successful in retaining and motivating the key professional staff to date. The Company has divested or exited non-core business units, including the sale of Fieldston Publications. The Company has reduced and continues its focus to reduce costs in personnel, facilities, employee-related benefits, and other operating expenses. In addition, the Company engaged a consulting firm to conduct a review of the administrative work process and to identify and make recommendations for improvements. Due to the pending sale of the Company, the Company has postponed the implementation of the recommended actions.

      As a result of the repositioning plan, the Company anticipates that the actions implemented to date along with the pending actions, have enabled the Company to retain and motivate key professional staff and improve the Company's financial condition and its results of operations for the year 2000 and subsequent periods.

      Merger related and other nonrecurring costs for the year ended December 31, 1999, decreased by $8.0 million to $0.3 million as compared to the comparable period of the prior year. In 1998, merger related and other non-recurring costs totaled $8.3 million. Merger related costs totaled $6.5 million and consisted primarily of direct costs such as investment banking, legal, accounting, and filing fees related to the Company's mergers accounted for as poolings of interests, as well as consolidation costs from the closing of duplicate locations, realigning regional and corporate functions, and reducing personnel related to mergers accounted for as either poolings of interests or purchases. Other non-recurring costs totaled $1.8 million and pertain to the impairment of investments and related infrastructure related to termination of financial advisory services operations. During the fourth quarter of 1998, management determined that certain investments held by the Company and the related infrastructure which managed such investments were impaired due to events related to the Company's mergers. Accordingly, management decided to cease operations of its financial advisory services operations and determined that certain investments were fully impaired and recognized a loss of $1.8 million, which included the write off of a $1.0 million note receivable. The decrease in merger related and other nonrecurring costs in 1999 was primarily the result of a decrease in the size of acquisitions and the lack of poolings in 1999.

      Asset impairment costs for the year ended December 31, 1999 increased by $3.5 million to $4.6 million as compared to the comparable period of the prior year. Asset impairment expenses in 1999 were the result of the impairment of intangible assets associated with certain subsidiaries for which management has determined realizable value of the related goodwill to be in excess of the future cash flows from operations. The Company wrote off $2.7 million of goodwill relating to entities within the government consulting operating segment and $1.9 million of goodwill relating to an entity within other. Excluding the write-offs for goodwill, the entities within the government consulting operating segment had operating losses in 1999 of $644,000 and the entity within other had an operating loss in 1999 of $410,000. The Company is evaluating its alternatives for these entities, to include the possible disposition of them. Asset impairment expenses in 1998 were the result of impaired software development costs due to the duplication of technologies resulting from the Company's business combinations and its joint venture with Cap Gemini.

      There was no stock and stock option compensation for the year ended December 31, 1999. Stock and stock option compensation in 1998 was substantially all related to PHB and included non-cash, non-tax deductible compensation based on the difference between the fair market and book values of PHB common stock issuable under subscriptions within one year of the companies' merger.

      The Company incurred a loss from operations for the year ended December 31, 1999 of $10.6 million compared to income from operations of $14.2 million for the year ended December 31, 1998. The decrease in income from operations is attributable primarily to the increase in compensation and bonus expenses and other reasons as discussed above. For the year ended December 31, 1999, the income from operations from the Company's commercial consulting operating segment declined $25.9 million, or 90.2%, to $2.8 million from the year ended December 31, 1998. For the year ended December 31, 1999, the company's government consulting operating segment incurred a loss from operations of $5.1 million as compared to income from operations of $2.5 million from the year ended December 31, 1998.

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

                               HAGLER BAILLY, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors                                              FS-1

Consolidated Balance Sheets at December 31, 1998 and 1999                   FS-2

Consolidated Statements of Operations for the years ended
December 31, 1997, 1998 and 1999                                            FS-3

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 1997, 1998 and 1999                                            FS-4

Consolidated Statements of Cash Flows for the years ended
December 31, 1997, 1998 and 1999                                            FS-5

Notes to Consolidated Financial Statements                                  FS-6

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hagler Bailly, Inc. at December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                                /s/ Ernst & Young LLP

March 24, 2000
McLean, Virginia

                               HAGLER BAILLY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                     December 31,
                                                                   1998         1999
                                                                ---------    ---------
Assets
Current assets:
  Cash and cash equivalents                                     $  16,165    $   9,656
  Accounts receivable, net of allowance for doubtful accounts of $3,888 and $5,604 as of December 31, 1998 and 1999,
    respectively                                                   59,092       63,034
  Current portion of notes receivable                                 382           80
  Prepaid expenses                                                  2,620        2,173
  Prepaid taxes                                                        --        5,915
  Deferred income taxes                                                --        1,701
  Other current assets                                                304          960
                                                                ---------    ---------
Total current assets                                               78,563       83,519
Property and equipment, net                                         6,463        8,271
Software development costs, net                                       898           --
Intangible assets, net                                             14,208       22,449
Other assets                                                        1,290        1,475
Note receivable, net of current portion                                --          495
                                                                ---------    ---------
Total assets                                                    $ 101,422    $ 116,209
                                                                =========    =========

Liabilities and stockholders' equity Current liabilities:
  Accounts payable and accrued expenses                         $   8,476    $  13,948
  Accrued compensation and benefits                                 8,713       19,072
  Billings in excess of cost                                        2,288        5,812
  Current portion of long-term debt                                   345          333
  Income taxes payable                                              2,547           --
  Deferred income taxes                                             1,900           --
                                                                ---------    ---------
Total current liabilities                                          24,269       39,165
Long-term debt, net of current portion                                681          333
Minority interest                                                     177            8
Deferred income taxes payable                                         927        2,383
Deferred rent and other deferred liabilities                        1,769        2,028
                                                                ---------    ---------
Total liabilities                                                  27,823       43,917

Stockholders' equity
Common stock:
    Par value $.01, 50,000 shares authorized, 16,483 and
      17,911 issued and outstanding at December 31, 1998 and
      1999, respectively                                              165          179
    Additional capital                                             72,322       80,996
    Retained earnings (deficit)                                     1,206       (8,718)
    Foreign currency translation (accumulated other
      comprehensive income)                                           (94)        (165)
                                                                ---------    ---------
Total stockholders' equity                                         73,599       72,292
                                                                ---------    ---------
Total liabilities and stockholders' equity                      $ 101,422    $ 116,209
                                                                =========    =========

See accompanying consolidated notes.

                               HAGLER BAILLY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                  For the years ended December 31,
                                                  1997         1998         1999
                                               ---------    ---------    ---------
Revenues:
  Commercial revenues                          $ 102,097    $ 115,772    $ 123,798
  Government revenues                             56,766       59,638       56,750
  Other revenues                                   1,752        2,052        1,433
                                               ---------    ---------    ---------
Total revenues                                   160,615      177,462      181,981
Cost of services                                 120,585      126,204      147,294
                                               ---------    ---------    ---------
Gross profit                                      40,030       51,258       34,687
Merger related and other nonrecurring costs        1,235        8,275          292
Asset impairment costs                                --        1,107        4,591
Liquidation of subsidiary                            328           --           --
Selling, general and administrative expenses      26,868       25,112       40,440
Stock and stock option compensation                9,965        2,595           --
                                               ---------    ---------    ---------
Income (loss) from operations                      1,634       14,169      (10,636)
Other income (expense)
  Interest income                                  1,192          349          127
  Interest expense                                (1,301)        (410)        (173)
  Other (expense) income, net                       (291)         411          (18)
  Minority interest                                   --          (81)          (9)
                                               ---------    ---------    ---------
 Income (loss) before income tax expense,
    equity investment in joint venture and
    extraordinary gain                             1,234       14,438      (10,709)
Income tax expense (benefit)                       5,460        7,275       (1,212)
                                               ---------    ---------    ---------
(Loss) income before equity investment in
    joint venture and extraordinary gain          (4,226)       7,163       (9,497)
Loss from equity investment in joint venture          --         (463)        (427)
                                               ---------    ---------    ---------
(Loss) income before extraordinary gain           (4,226)       6,700       (9,924)
Extraordinary gain                                 2,336           --           --
                                               ---------    ---------    ---------
Net (loss)  income                             $  (1,890)   $   6,700    $  (9,924)
                                               =========    =========    =========
Net (loss) income per share:
  Basic
    Net (loss) income per share before
      extraordinary gain                       $   (0.32)   $    0.42    $   (0.58)
    Net income per share extraordinary gain    $    0.17           --           --
    Net (loss) income  per share               $   (0.14)   $    0.42    $   (0.58)
  Diluted
    Net (loss) income per share before
      extraordinary gain                       $   (0.32)   $    0.40    $   (0.58)
    Net income per share extraordinary gain    $    0.17           --           --
    Net (loss) income per share                $   (0.14)   $    0.40    $   (0.58)
Weighted average shares outstanding:
  Basic                                           13,361       15,992       17,059
                                               ---------    ---------    ---------
  Diluted                                         13,361       16,772       17,059
                                               =========    =========    =========

See accompanying consolidated notes.

                               HAGLER BAILLY, INC
                CONSOLIDATED STATEMENTS OF STOCK HOLDERS' EQUITY
                                 (in thousands)

                                                                              Retained        Other         Total
                                            Common               Additional   Earnings    Comprehensive  Stockholders'
                                            Shares      Amount     Capital    (Deficit)       Income        Equity
                                            ------      ------     -------    ---------       ------        ------
Balance, December 31, 1996                  11,620    $    116    $ 12,882    $ (3,038)     $     (3)     $  9,957
  Issuance of common stock - IPO             2,500          25      30,240          --            --        30,265
  Issuance of common stock - other             995          10         698          --            --           708
  Repurchase of common stock                  (126)         (1)        (81)         --            --           (82)
  Dividends paid - IGA                          --          --          --        (233)           --          (233)
  Compensatory stock & options                  --          --       9,965          --            --         9,965
  Exercise of stock options                    485           5         133          --            --           138
  Foreign currency translation                  --          --          --          --            21            21
  Net loss                                      --          --          --      (1,890)           --        (1,890)
                                          --------    --------    --------    --------      --------      --------
  Comprehensive income                                                                                      (1,869)
                                                                                                          --------
Balance, December 31, 1997                  15,474         155      53,837      (5,161)           18        48,849
  Sale of common stock - Cap Gemini            471           5      11,828          --            --        11,833
  Shares issued for acquisitions               297           3       4,120          --            --         4,123
  Compensatory stock & options                  --          --       2,595          --            --         2,595
  Issuance of common stock - other             193           2         544          --            --           546
  Purchase of common stock - dissenting
    shareholder                                (51)         (1)       (967)         --            --          (968)
  Dividends paid - IGA                          --          --          --        (333)           --          (333)
  Exercise of stock options                     99           1         365          --            --           366
  Foreign currency translation                  --          --          --          --          (112)         (112)
  Net income                                    --          --          --       6,700            --         6,700
                                          --------    --------    --------    --------      --------      --------
  Comprehensive income                                                                                       6,588
                                                                                                          --------
Balance, December 31, 1998                  16,483         165      72,322       1,206           (94)       73,599
                                          --------    --------    --------    --------      --------      --------
  Shares issued for acquisitions             1,629          16      12,643          --            --        12,659
  Stock repurchase plan                       (560)         (6)     (4,103)         --            --        (4,109)
  Exercise of stock options                    359           4         134          --            --           138
  Foreign currency translation                  --          --          --          --           (71)          (71)
  Net loss                                      --          --          --      (9,924)           --        (9,924)
                                          --------    --------    --------    --------      --------      --------
  Comprehensive income                                                                                      (9,995)
                                                                                                          --------
Balance, December 31, 1999                  17,911    $    179    $ 80,996    $ (8,718)     $   (165)     $ 72,292
                                          ========    ========    ========    ========      ========      ========

See accompanying consolidated notes.

                               HAGLER BAILLY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                            For the years ended December 31,
                                                            1997         1998         1999
                                                         ------------------------------------
Operating activities
Net (loss) income                                        $ (1,890)     $  6,700      $ (9,924)
Adjustments to reconcile net (loss) income  to net
  cash provided by (used in) operating activities
    Depreciation and amortization                           2,908         4,320         5,772
    Provision for accounts receivable allowance               972            15         1,716
    Extraordinary gain                                     (2,336)           --            --
    Gain on sale of government sector assets                   --          (282)           --
    Provision for deferred income taxes                      (383)        1,530        (2,509)
    Stock and stock option compensation                     9,965         2,595            --
    Impairment of loan receivable                              --         1,000            --
    Minority interest                                          --           177          (169)
    Asset impairment                                           --         1,107         4,591
    Loss on equity investment in joint venture                 --           463           427
    Loss on liquidation of subsidiary                         328            --            --
    Changes in operating assets and liabilities:
      Accounts receivable                                 (17,115)       (9,401)       (2,837)
      Note Receivable                                          --            --          (193)
      Prepaid expenses                                       (328)       (1,118)         (286)
      Deferred compensation                                 1,050        (3,566)           --
      Deferred rent and other deferred liabilities             82           182           258
      Other current assets                                 (1,411)        1,553          (240)
      Other assets                                           (519)          470          (609)
      Accounts payable and accrued expenses                 1,741          (106)        2,273
      Accrued compensation and benefits                       670        (5,362)       10,174
      Income taxes payable                                  1,908           595        (8,409)
      Billings in excess of cost                             (409)       (1,213)        3,306
                                                         ------------------------------------
Net cash (used in) provided by operating activities        (4,767)         (341)        3,341
                                                         ------------------------------------
Investing activities
Proceeds from sale of government sector assets                 --         2,855            --
Sale of subsidiary                                             --            --           (27)
Amount paid in connection with liquidation of
  subsidiary                                                1,684            --            --
Purchase of minority interest in consulting business         (531)           --            --
Investment in note receivable                              (1,000)           --            --
(Purchase) sale of investments                             (6,551)        6,551            --
Purchase of acquired companies, net of cash received           --        (3,336)         (697)
Expenditures for software development                      (2,512)           --            --
Equity investment in joint venture                             --          (500)         (709)
Acquisition of property and equipment                      (3,209)       (3,988)       (4,098)
                                                         ------------------------------------
Net cash (used in)  provided by investing activities      (12,119)        1,582        (5,531)
                                                         ------------------------------------
Financing activities
Sale of common stock                                       31,111           912           138
Sale of common stock - Cap Gemini                              --        11,833            --
Repurchase of common stock                                    (82)         (968)       (4,109)
Net payments on bank line of credit                        (2,500)       (1,500)           --
Dividends paid                                               (233)         (333)           --
Proceeds from long-term financing                              --            --            --
Principal payments on long-term debt                       (9,368)         (281)         (348)
                                                         ------------------------------------
Net cash provided by (used in) financing activities        18,928         9,663        (4,319)
                                                         ------------------------------------
Net increase (decrease) in cash and cash equivalents        2,042        10,904        (6,509)
Cash and cash equivalents, beginning of year                3,219         5,261        16,165
                                                         ------------------------------------
Cash and cash equivalents, end of year                   $  5,261      $ 16,165      $  9,656
                                                         ====================================

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

2. Summary of Significant Accounting Policies (continued)

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

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

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

2. Summary of Significant Accounting Policies (continued)

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

Statement of Financial Accounting Standards No. 121

      The Company assesses the impairment of long-lived assets including intangible assets in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121"). SFAS 121 requires impairment losses to be recognized for long-lived assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. Intangibles are also evaluated for recoverability by estimating the projected undiscounted cash flows, excluding interest, of the related business activities. The impairment loss of these assets, including goodwill, is measured by comparing the carrying amount of the asset to its fair value with any excess of carrying value over fair value written off. Fair value is based on market prices where available, an estimate of market value, or determined by various valuation techniques including discounted cash flow (see Note 18).

      Based on an evaluation of its intangible assets and in connection with the Company's regular forecasting processes, the Company determined that $4,591 of goodwill associated with Estudio Q Ingenieros Asociados S.R.L ("Estudio Q"), PT Hagler Bailly and Fieldston Publications, Inc. ("FPI") were permanently impaired. The write-offs are classified as asset impairment costs in the consolidated statements of operations.

Merger Related and other Nonrecurring Costs

      For the years ended December 31, 1997, 1998 and 1999, merger related and other nonrecurring costs were approximately $1,235, $8,275 and $292 respectively. Costs of effecting mergers accounted for as poolings of interests and subsequently integrating the operations of the various companies merged in either pooling or purchase transactions are recorded as merger related and other nonrecurring costs when incurred. These costs consist primarily of direct merger costs such as investment banking, legal, accounting and filing fees, as well as related costs incurred to realign corporate, administrative, and personnel functions, implement

                               HAGLER BAILLY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except share and per share data)

2. Summary of Significant Accounting Policies (continued)

Merger Related and other Nonrecurring Costs (continued)

efficiencies with regard to information systems and offices, change the corporate identity for the acquired companies, and other expenses incurred to integrate operations.

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

      On January 28, 1998, the Company purchased the remaining minority interest of PT Hagler Bailly, a consulting firm located in Jakarta, Indonesia, bringing the Company's ownership to 100 percent. Total consideration of the acquisition was $200 in cash. Accordingly, the consolidated financial statements reflect the results of operations of PT Hagler Bailly since the date of acquisition. As a result of the transaction, the Company recorded goodwill of approximately $200.

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

                               HAGLER BAILLY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except share and per share data)

3. Business Combinations and Joint Ventures (continued)

      On March 10, 1998, the Company purchased the remaining minority interest of Hagler Bailly Indonesia, Inc., and consolidated the subsidiary with PT Hagler Bailly. Total consideration of the acquisition was $240 in cash. The acquisition was accounted for as a purchase. The consolidated financial statements have reflected the results of operations of Hagler Bailly Indonesia, Inc., since its inception. As a result of the transaction, the Company recorded goodwill of approximately $240.

      On April 30, 1998, the Company completed the acquisition of Estudio Q, an Argentinean company, whereby Estudio Q became a wholly-owned subsidiary of the Company. Total consideration for the acquisition was approximately $2,400 in the form of $800 cash and an aggregate of 64,306 shares of Hagler Bailly common stock. The acquisition was accounted for using the purchase method. Accordingly, the consolidated financial statements reflect the results of operations of Estudio Q since the date of acquisition. As a result of the transaction, the Company recorded goodwill of approximately $2,700.

      On June 16, 1998, the Company and Cap Gemini S.A. and its wholly-owned subsidiary, Cap Gemini America, Inc., entered into an exclusive joint venture to deliver information technology consulting services and solutions to electric, gas and water utilities, and service providers in the U.S. and Canada. The Company has fulfilled it's commitment to provide $1,000 cash under the joint venture agreements of which approximately $500 cash and approximately $200 in software development costs were provided during the year ended December 31, 1998 and another $710 in cash was provided during the year ended December 31, 1999. The Company accounts for its investment under the equity method and, accordingly, recognized a loss on equity investment of $427 for the year ended December 31, 1999.

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

                               HAGLER BAILLY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except share and per share data)

3. Business Combinations and Joint Ventures (continued)

      On November 17, 1998, the Company completed the acquisition of certain of the assets and the liabilities of TFC and the stock of FPI, which became a wholly-owned subsidiary of the Company. Total consideration of the acquisition was approximately $1,300 in cash, 232,558 shares of Hagler Bailly common stock, and a note payable of $1,000. The acquisition was accounted for as a purchase. Accordingly, the consolidated financial statements reflect the results of operations of TFC since the date of acquisition. As a result of the transaction, the Company recorded goodwill of approximately $5,215.

      On February 8, 1999, the Company acquired all of the outstanding stock of Lacuna Consulting Limited ("Lacuna"), a United Kingdom corporation, in exchange for 65,000 shares of the Company's common stock. The acquisition was accounted for as a purchase. Accordingly, the consolidated financial statements reflect the results of operations of Lacuna since the date of acquisition. As a result of the transaction, the Company recorded goodwill of approximately $1,402.

      On April 30, 1999, the Company acquired all of the outstanding stock of Washington International Energy Group, Ltd. ("WIEG"), a Washington, D.C.-based worldwide provider of energy and environmental policy consulting research services, in exchange for 144,210 shares of the Company's common stock and approximately $850 in cash. The Company has the right to repurchase up to 26,210 of these shares at $ .01 cents per share if the price of the Company's stock meets certain price targets during the three year period following the acquisition. The transaction was accounted for as a purchase. Accordingly, the consolidated financial statements reflect the results of operations of WIEG since the date of acquisition. As a result of the transaction, the Company recorded goodwill of approximately $1,574.

      On June 1, 1999, the Company and Objective Resources Group Risk Advisors, LLC, its joint venture partner in Hagler Bailly Risk Advisors, LLC ("HBRA LLC"), dissolved HBRA LLC. Following the dissolution of HBRA LLC, the Company continued its risk advisory business through a wholly-owned subsidiary, Hagler Bailly Risk Advisors, Inc.

      On August 12, 1999, the Company acquired all of the outstanding stock of GKMG, Inc. ("GMKG"), a Washington, D.C.-based consulting firm specializing in the economic, strategic, financial, and regulatory analysis of the aviation industry, in exchange for 1,420,000 shares of the Company's common stock. Under the terms of the Share Exchange Agreement by and among the Company, GKMG and former shareholders of GKMG, the Company is obligated to issue additional shares of its common stock to the former shareholders of GKMG with a fair market value (as defined in the Share Exchange Agreement) up to $15 million if certain earnings targets for GKMG are met for the periods July 1, 1999-June 30, 2000 and July 1, 2000-June 30, 2001. In addition, the Company is obligated to issue up to 192,857 additional shares of its common stock to the former shareholders of GKMG if certain stock price performance

                               HAGLER BAILLY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except share and per share data)

3. Business Combinations and Joint Ventures (continued)

contingencies are not met. The transaction was accounted for as a purchase. Accordingly, the consolidated financial statements reflect the results of operations of GKMG since the date of acquisition. As a result of the transaction, the Company recorded goodwill of approximately $11,042.

      Pro forma unaudited operating information reflecting the results of business combinations accounted for as purchases as if these companies were acquired on the first date of the respective periods were as follows:

                                   Hagler Bailly  Fieldston    Estudio     WIEG        GKMG       Lacuna      Adj.(2)   Consolidated
                                        (1)                       Q
                                  --------------------------------------------------------------------------------------------------
Year ended December 31, 1997

Revenues                             $ 160,615    $   4,352   $   1,685  $   2,487   $   8,978   $      --   $      --   $ 178,117

Net (loss) income                       (1,890)         451         310        (35)        258          --      (1,067)     (1,973)

Dilutive weighted average shares        13,361                                                                              15,261

Dilutive earnings per share              (0.14)                                                                              (0.13)

Year ended December 31, 1998

Revenues                             $ 174,588    $   5,562   $   2,707  $   1,682   $   9,964   $   1,027   $      --   $ 195,530

Net income (loss)                        6,560        1,153         240        (89)        121         148        (984)      7,149

Dilutive weighted average shares        16,690                                                                              18,590

Dilutive earnings per share               0.39                                                                                0.38

Year ended December 31, 1999

Revenues                             $ 172,744    $      --   $      --  $   2,366   $  11,412   $   2,318   $      --   $ 188,840

Net (loss) income                      (10,195)                                529         771        (472)       (773)    (10,140)

Dilutive weighted average shares        16,367                                                                              17,970

Dilutive earnings per share              (0.62)                                                                              (0.56)

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

      The following table sets forth the computation of basic and diluted earnings per share:

                                                                For the years ended December 31,
                                                             1997             1998            1999
                                                       ------------------------------------------------
      Net (loss) income before extraordinary gain      $       (4,226)    $     6,700    $       (9,924)

      Extraordinary gain                                        2,336              --                --
                                                       --------------     -----------    --------------
      Net (loss) income                                $       (1,890)    $     6,700    $       (9,924)
                                                       ==============     ===========    ==============
      Weighted average shares of common stock
        outstanding during the period                      13,361,000      15,992,000        17,059,000

      Effect of dilutive securities:
        Stock options                                              --         780,000                --
                                                       --------------     -----------    --------------
      Weighted average shares of common
        stock and dilutive securities                      13,361,000      16,772,000        17,059,000
                                                       ==============     ===========    ==============

      Basic earnings per share
        Net (loss) income before extraordinary gain    $        (0.32)    $      0.42    $        (0.58)
        Extraordinary gain                             $         0.17     $        --    $           --
        Net (loss) income                              $        (0.14)    $      0.42    $        (0.58)

      Dilutive earnings per share
        Net (loss) income before extraordinary gain    $        (0.32)    $      0.40    $        (0.58)
        Extraordinary gain                             $         0.17     $        --    $           --
        Net (loss) income                              $        (0.14)    $      0.40    $        (0.58)

                               HAGLER BAILLY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except share and per share data)

5. Accounts Receivable

      As of December 31 the components of accounts receivable are:

                                                      1998          1999
                                                    ---------------------
      Billed amounts                                $ 38,914     $ 42,010
      Unbilled amounts currently billable             23,305       25,604
      Retention not currently billable and other         761        1,024
      Allowance for possible losses                   (3,888)      (5,604)
                                                    ---------------------
      Total                                         $ 59,092     $ 63,034
                                                    =====================

      The activity in the allowance for possible losses for years ended December 31 is as follows:

                                                      1998          1999
                                                    ---------------------
      Balance at beginning of year                  $  3,873     $  3,888
      Provision for losses charged to expense          1,135        6,520
      Charge-offs, net of recoveries                  (1,120)      (4,804)
                                                    ---------------------
      Balance at end of year                        $  3,888     $  5,604
                                                    =====================

      All billed and unbilled receivable amounts are expected to be collected during the next fiscal year.

6. Property and Equipment

      Components of property and equipment at December 31 are as follows:

                                                      1998          1999
                                                    ---------------------
      Office equipment and furniture                $ 17,100     $ 17,544
      Leasehold improvements                           3,189        4,702
                                                    ---------------------
                                                      20,289       22,246
      Accumulated depreciation and amortization      (13,826)     (13,975)
                                                    ---------------------
                                                    $  6,463     $  8,271
                                                    =====================

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

      On December 31, 1999, the Company sold its IGA subsidiary back to its former owners for $550 payable in three equal annual installments beginning January 1, 2001. The note bears no interest and is secured by 99,516 shares of the Company's stock owned by two former shareholders of IGA.

9. Bank Line of Credit

      On November 20, 1998, the Company entered into a line of credit arrangement with a bank enabling the Company to borrow up to $50,000 subject to certain restrictions. The Company paid all outstanding balances on its previous lines of credit, which were terminated upon commencement of the new agreement. Under the terms of the new agreement, interest is payable at the greater of the bank's base rate or the Federal Funds effective rate plus 0.5%, or the applicable London Inter-Bank Offered Rate ("LIBOR") plus an additional percentage ranging

                               HAGLER BAILLY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except share and per share data)

9. Bank Line of Credit (continued)

from 0.8% to 1.75% depending on certain financial ratios. The agreement also requires a commitment fee of 0.19% plus an additional percentage ranging from 0.01% to 0.06% depending on certain financial ratios, based on the average daily amount of the unborrowed portion of the commitment, payable quarterly in arrears. The line of credit matures on November 20, 2001. As of December 31, 1999, the Company had $0.8 million in letters of credit outstanding and no borrowings outstanding under the facilities. Based on the financial formulas mentioned above, the available balance under the line of credit at December 31, 1999 was $12.2 million. As of December 31, 1999, the Company was in non-compliance with certain covenants that were subsequently waived by the bank.

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

                               HAGLER BAILLY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except share and per share data)

11. Income Taxes (continued)

      Components of income tax expense (benefit) consisted of the following:

                                           For the years ended December 31,
                                             1997        1998        1999
                                           -------     -------     -------
      Current:

        Federal                            $ 4,483     $ 4,113     $  (157)
        State                                1,098         726         213
        Foreign                                215         879       1,241
                                           -------     -------     -------
                                             5,796       5,718       1,297

       Deferred                               (336)      1,557      (2,509)
                                           -------     -------     -------

      Income tax expense (benefit)         $ 5,460     $ 7,275     $(1,212)
                                           =======     =======     =======

      The Company paid income taxes of $3,117, $4,995, and $5,820 during 1997, 1998 and 1999, respectively.

      Income tax expense varies from the amount computed using statutory rates as follows:

                                                            For the years ended December 31,
                                                            1997        1998         1999
                                                           -------     -------      -------
         Tax computed at the Federal statutory rate        $   428     $ 4,909      $(3,783)

         State income taxes, net of Federal income
             tax benefit                                        35         722         (276)
         Non-deductible charge for stock option
             Compensation                                    4,000       1,012           --

         Other allowances                                      754          --           --
         Non-deductible charge for goodwill
             amortization/asset impairment                      --          --        1,795
         Losses recorded on the equity method                   --          --          231
         Foreign tax credit                                     --          --         (192)
         Foreign tax in excess of U.S. statutory rate           --          --          539
         Non-deductible charge for merger related costs         --         876           62
         Other                                                 243        (244)         412
                                                           -------     -------      -------
         Income tax expense                                $ 5,460     $ 7,275      $(1,212)
                                                           =======     =======      =======

                               HAGLER BAILLY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except share and per share data)

11. Income Taxes (continued)

      The components of temporary differences are as follows:

                                                              December 31,
                                                           1998          1999
                                                         ---------    ---------
      Current deferred tax (liabilities) assets:
        Accounts receivable                              $  (2,116)   $  (1,559)
        Bad debt                                                --        1,860
        Accrued vacation                                        --        1,229
        Other                                                  216          171
                                                         ---------    ---------
      Total current deferred tax (liabilities) assets       (1,900)       1,701

      Non-current deferred tax assets:
        Merger related costs                                   448          206
        Provisions for losses                                  954           --
        Accrued compensation and benefits                    1,427           --
        Deferred compensation                                1,237          727
        Stock options                                           --         (359)
        Deferred rent                                          454          498
        Property, equipment and leasehold improvements         555          935
        Net operating loss carryforwards                        20           --
        Cash to accrual adjustment                          (5,941)      (4,004)
        Other                                                  (81)        (386)
                                                         ---------    ---------
      Total non-current deferred tax liabilities              (927)      (2,383)
                                                         ---------    ---------
      Net deferred tax liabilities                       $  (2,827)   $    (682)
                                                         =========    =========

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

12. Stockholders' Equity (continued)

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

                               HAGLER BAILLY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except share and per share data)

12. Stockholders' Equity (continued)

      For purposes of the pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period.

      The Company's pro forma information follows:

                                               For the years ended December 31,
                                                1997         1998        1999
                                              --------     --------    --------
      Net (loss) income                       $ (1,890)    $  6,700    $ (9,924)
      FAS 123 expense, net of tax                  217        1,045       5,974
                                              --------     --------    --------
      Pro forma net (loss) income             $ (2,107)    $  5,655    $(15,898)

                                              ========     ========    ========
      Pro forma (loss) earnings per share:
            Basic                             $  (0.16)    $   0.35    $  (0.93)
            Diluted                           $  (0.16)    $   0.34    $  (0.93)

The following summarizes option activity:

                                                                     Weighted
                                                                     Average
                                                      Options     Exercise Price
                                                      -------     --------------
      Outstanding at December 31, 1996                 936,943     $      0.22

      1997
      Granted                                          677,135            8.34
      Exercised                                       (484,701)           0.20
      Canceled                                         (15,000)          10.00
                                                     ---------
      Outstanding at December 31, 1997               1,114,377            5.21

      1998
      Granted                                        1,149,760           20.32
      Exercised                                        (99,380)           3.49
      Canceled                                        (126,046)          12.60
                                                     ---------
      Outstanding at December 31, 1998               2,038,711           13.44

      1999
      Granted                                        1,686,202            9.24
      Exercised                                       (374,420)            .35
      Canceled                                        (370,718)          12.88
                                                     ---------
      Outstanding at December 31, 1999               2,979,775           12.80
                                                     =========
      Exercisable at December 31, 1999                 975,817     $     11.62
                                                     =========

                               HAGLER BAILLY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except share and per share data)

12. Stockholders' Equity (continued)

      The grant date weighted average fair value of options granted in 1997, 1998, and 1999 was $1.98, $20.32 and $6.02, respectively.

      At December 31, 1999, the price range of options outstanding are as follows:

                                                    Weighted
                                                     Average          Average
                                                    Exercise         Remaining
                                    Options         Price Per       Contractual
                                  Outstanding         Share            Life
                                  --------------------------------------------
    $1.00 - $9.99                   1,559,123          $6.61           8.54
    $10.00 - $19.99                   651,378          16.74           8.81
    $20.00 - $29.99                   760,274          21.93           8.45
    $30.00 & Over                       9,000          30.00           8.37
                                    ---------
      Total                         2,979,775          12.80           8.57
                                    =========

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

      The following is a schedule of the annual minimum rental payments required under the operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 1999:

       Years ended December 31,
       ------------------------
                2000                                            9,998
                2001                                            9,488
                2002                                            6,605
                2003                                            5,779
                2004                                            5,758
           Thereafter                                          19,243
                                                           ----------
           Total minimum rental payments                   $   56,871
                                                           ==========

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

      In December 1998, the Company made the decision to cease operations in its financial advisory services business, HB Capital, Inc., resulting in expenses of approximately $1,800. In December 1999, the Company sold the assets of HB Securities, a wholly-owned subsidiary of HB Capital, Inc., resulting in a gain of approximately $26, which was included in other income.

      On December 31, 1999, the Company sold the assets of wholly-owned subsidiary IGA. The Company disposed of this subsidiary due to its inability to successfully integrate IGA's operations into the Company's other European operations. As a result of the transaction, the Company sold assets for approximately $600, resulting in a loss of approximately $68. As a result of this transaction the Company received a $550 note receivable from the buyers of IGA. The note bears no interest and is secured by 99,516 shares of the Company's common stock owned by IGA.

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

Financial Instruments and Risk Management (continued)

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

16. Commitments and Contingencies (continued)

Major Customers (continued)

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

17. Merger Related and Other Nonrecurring Costs

      Merger related and other nonrecurring costs were recorded in connection with the business combinations during 1997, 1998 and 1999. The following represents a detail of merger related and other nonrecurring costs:

                                                For the years ended December 31,

                                                  1997       1998        1999
                                                  ----       ----        ----

Merger related costs                             $1,235     $6,495     $  292

Impairment of investments and related
infrastructure related to termination of
financial advisory services operations               --      1,780         --
                                                 ----------------------------
Total                                            $1,235     $8,275     $  292
                                                 ============================

                               HAGLER BAILLY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except share and per share data)

17. Merger Related and Other Nonrecurring Costs (continued)

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

      During 1999 management evaluated the net realizable value of intangibles related to certain 1998 acquisitions. Impairment evaluations were performed due to the poor performance of these entities as compared to management's original expectations and the possibility of future disposition of these subsidiaries. As a result of this analysis, the Company wrote off approximately $4,591 of goodwill which represented the excess of the carrying value of these assets as compared to the projected cash flows of the assets as determined in accordance with

                               HAGLER BAILLY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except share and per share data)

18. Asset Impairment (continued)

SFAS 121. The Company wrote off $2,663 of goodwill relating to entities within the government consulting operating segment and $1,928 of goodwill relating to an entity within other. Excluding the write-offs for goodwill, the entities within the government consulting operating segment had operating losses in 1999 of $644 and the entity within other had an operating loss in 1999 of $410. The Company is evaluating its alternatives for these entities, to include the possible disposition of them.

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

      The Company began organizing, reporting and managing its business as two segments in 1999. Accordingly, the Company adopted FAS 131 in 1999 and all prior periods have been presented to conform to the requirements of this statement. The segments, which are based on differences in its client base, are Commercial Consulting and Government Consulting. Commercial Consulting consists primarily of providing strategic advice and analysis to

                               HAGLER BAILLY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except share and per share data)

20. Segment Information (continued)

businesses in developed countries on issues involving energy, transportation, telecommunications, the environment, litigation and other matters. Government Consulting consists primarily of providing advisory and technical services to government sector clients worldwide in the energy and network industries (mainly in water and transportation) and the environment.

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

      The following table presents revenue and income (loss) from operations data by segment:

                                          For the years ended December 31,
         Segment Information             1997           1998          1999
      --------------------------------------------------------------------------
      Revenues
          Commercial consulting         $ 102,097      $ 115,772      $ 123,798
          Government consulting            56,766         59,638         56,750
          Other                             1,752          2,052          1,433
                                        ---------      ---------      ---------
      Total                             $ 160,615      $ 177,462      $ 181,981
                                        =========      =========      =========

      Income (loss) from operations
          Commercial consulting         $      --      $  28,684      $   2,820
          Government consulting                --          2,493         (5,117)
                                        ---------      ---------      ---------
          Segment Total                    13,162         31,177         (2,297)
          Merger related and other
           non recurring costs             (1,235)        (8,275)          (292)
          Asset impairment costs                          (1,107)        (4,591)
          Stock and stock option
            compensation                   (9,965)        (2,595)            --
          Liquidation of subsidiary          (328)            --             --
          Other                                --         (5,031)        (3,456)
                                        ---------      ---------      ---------
      Total                             $   1,634      $  14,169      $ (10,636)
                                        =========      =========      =========

* It was not practicable to present certain 1997 results to conform to the current presentation. Accordingly, they have not been presented.

                               HAGLER BAILLY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands except share and per share data)

20. Segment Information (continued)

The following table presents assets data by segment:

                                                      As of December 31,
           ---------------------------------------------------------------
                                                     1998           1999
              Segment Information
           ---------------------------------------------------------------
           Total Assets
               Commercial consulting               $ 50,224       $ 61,737
               Government consulting                 22,658         24,089
               Other                                 28,539         30,383
                                                   --------       --------
           Total                                   $101,422       $116,209
                                                   ========       ========

      The table below presents information by geographic area. Revenues are attributed to the countries based on the location of the subsidiary. North America includes the United States and Canada and International includes all else.

                                         For the years ended December 31,
                 Geographic
            Segment Information          1997           1998             1999
         -----------------------------------------------------------------------
          Revenues
              North America            $151,646        $159,536        $158,889
              International               8,969          17,926          23,092
                                       --------        --------        --------
          Total                        $160,615        $177,462        $181,981
                                       ========        ========        ========

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 21, 2000     By: /s/ Geoffrey W. Bobsin
                              --------------------------------------------------
                              Geoffrey W. Bobsin
                              Senior Vice President, Chief Financial Officer,
                              Treasurer and Secretary