Form 10-Q/A
period 2000-03-31
HAGLER BAILLY INC
filed 2000-09-28
CIK 1033693

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                    ---------------------------------------

                                   FORM 10-Q/A
                                 Amendment No. 1

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________________

      Commission File Number: 0-29292

--------------------------------------------------------------------------------
                               HAGLER BAILLY, INC.
             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------

                   Delaware                                 54-1759180
(State or other jurisdiction of incorporation     I.R.S. Employer Identification
               or organization)                               Number

         1530 Wilson Boulevard, Suite 400, Arlington, VA 22209 (Address of principal executive offices) (Zip Code)

                                  703-351-0300
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

As of April 27, 2000, the Registrant had 17,927,812 shares of its common stock outstanding.

                                      NOTE

            THIS AMENDMENT NO. 1 AMENDS AND RESTATES IN ITS ENTIRETY
                    THE COMPANY'S FORM 10-Q QUARTERLY REPORT
                 FOR THE QUARTERLY PERIOD ENDING MARCH 31, 2000
                         INITIALLY FILED ON MAY 15, 2000

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS........................................1

        Consolidated Balance Sheets (UNAUDITED)......................1
        Consolidated Statements of Operations (UNAUDITED)............2
        Consolidated Statements of Cash Flows (UNAUDITED)............3
        Notes to Consolidated Financial Statements...................4

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS..................................................7

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS...........................................11
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................11
SIGNATURES...........................................................18

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                               Hagler Bailly, Inc.
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                        March 31,  December 31,
                                                                          2000         1999
                                                                       -----------------------
                                                                       (unaudited)
Assets
Current assets:
     Cash and cash equivalents                                          $   7,918    $   9,656
     Accounts receivable, net of allowance for doubtful
       accounts of $5,503 and $5,604 as of March 31,
       2000 and December 31, 1999, respectively                            58,949       63,034
     Current portion of notes receivable                                       23           80
     Prepaid expenses                                                       2,642        2,173
     Prepaid taxes                                                          1,552        5,915
     Deferred income taxes                                                  1,701        1,701
     Other current assets                                                   1,249          960
                                                                        ----------------------
Total current assets                                                       74,034       83,519
Property and equipment, net                                                 8,252        8,271
Intangible assets, net                                                     22,059       22,449
Other assets                                                                  843        1,475
Note receivable, net of current portion                                       495          495
                                                                        ----------------------
Total assets                                                            $ 105,683    $ 116,209
                                                                        ======================

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable and accrued expenses                              $   9,584    $  13,948
     Accrued compensation and benefits                                     12,787       19,072
     Billings in excess of cost                                             5,174        5,812
     Current portion of long-term debt                                        333          333
                                                                        ----------------------
Total current liabilities                                                  27,878       39,165
Deferred income taxes                                                       2,383        2,383
Minority interest                                                               9            8
Deferred rent and other deferred liabilities                                2,056        2,028
Long-term debt, net of current portion                                        333          333
                                                                        ----------------------
Total liabilities                                                          32,659       43,917

Stockholders' equity:
     Common stock, $0.01 par value, 50,000 shares authorized,
       17,911 and 17,911 issued and outstanding at March 31, 2000 and
       December 31, 1999, respectively                                        179          179
     Additional capital                                                    80,996       80,996
     Accumulated deficit                                                   (8,000)      (8,718)
     Foreign currency translation (accumulated other
       comprehensive income)                                                 (151)        (165)
                                                                        ----------------------
Total stockholders' equity                                                 73,024       72,292
                                                                        ----------------------
Total liabilities and stockholders' equity                              $ 105,683    $ 116,209
                                                                        ======================

                             See accompanying notes.

                               Hagler Bailly, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)
                      (in thousands, except per share data)

                                                               Three months ended
                                                                   March 31,
                                                                2000        1999
                                                              --------    --------
 Revenues
  Commercial revenues                                         $ 30,196    $ 29,857
  Government revenues                                           11,375       9,830
  Other revenues                                                   347         543
                                                              --------    --------
Total revenues                                                  41,918      40,230
Cost of services                                                32,577      30,623
                                                              --------    --------
Gross profit                                                     9,341       9,607
Selling, general and administrative expenses                     7,847       7,583
                                                              --------------------
Income from operations                                           1,494       2,024
Other (expense) income, net                                        (13)         87
                                                              --------    --------
Income before income tax expense and income/(loss) from          1,481       2,111
  equity investment in joint venture
Income tax expense                                                 810         786
                                                              --------    --------
Income before income/(loss) from equity investment in joint        671       1,325
  venture
Income/(loss) from equity investment in joint venture               47        (143)
                                                              --------    --------
Net income                                                    $    718    $  1,182
                                                              ========    ========

Net income per share:
  Basic                                                       $   0.04    $   0.07
  Diluted                                                     $   0.04    $   0.07
Weighted average shares outstanding:
  Basic                                                         17,911      16,552
                                                              ========    ========
  Diluted                                                       17,913      17,171
                                                              ========    ========

                             See accompanying notes.

                               Hagler Bailly, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                         Three months ended
                                                                             March 31,
                                                                          2000       1999
                                                                        -------    --------
Operating activities
Net income                                                              $   718    $  1,182
Adjustments to reconcile net income to net cash used in
  Operating activities:
             Depreciation and amortization expense                        1,222       1,317
             Provision for accounts receivable allowance                    (96)        313
             (Gain)/loss on equity investment in joint venture              (47)        143
             Minority interest                                                1          46
             Changes in operating assets and liabilities
                         Accounts receivable                              4,181      (1,090)
                         Note receivable                                     57         382
                         Prepaid expenses                                  (469)     (1,361)
                         Other current assets                              (289)        (88)
                         Other assets                                       703         (89)
                         Accounts payable and accrued expenses           (4,364)        389
                         Accrued compensation and benefits               (6,285)       (409)
                         Billings in excess of cost                        (638)       (256)
                         Deferred rent and other deferred liabilities        28          21
                         Income taxes payable (receivable)                4,363      (1,753)
                                                                        -------    --------
Net cash used in operating activities                                      (915)     (1,253)

Investing activities
Acquisition of property and equipment                                      (823)       (444)
                                                                        -------    --------
Net cash used in investing activities                                      (823)       (444)

Financing activities
Issuance of common stock                                                     --         106
Purchase of treasury stock                                                   --      (2,217)
Payments on long-term debt                                                   --         (23)
                                                                        -------    --------
Net cash used in financing activities                                        --      (2,134)

Net decrease in cash and cash equivalents                                (1,738)     (3,831)
Cash and cash equivalents, beginning of period                            9,656      16,165
                                                                        -------    --------
Cash and cash equivalents, end of period                                $ 7,918    $ 12,334
                                                                        =======    ========

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

                                             For the three months ended
                                                      March 31,
                                                   (in thousands)
                                                   2000      1999
                                                 -------   -------

       Net income                                $   718   $ 1,182
                                                 =======   =======

       Weighted average shares of common stock
         outstanding during the period            17,911    16,552

       Effect of dilutive securities:
            Stock options                              2       619
                                                 -------   -------

       Weighted average shares of common stock
         and dilutive securities                  17,913    17,171
                                                 =======   =======

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

Note 4. Components of Comprehensive Income

      Comprehensive income includes the Company's net earnings adjusted for changes, net of tax, of cumulative translation adjustments. Comprehensive income for the three months ended March 31, 2000 and 1999 is as follows:

                                           Three Months Ended
                                                March 31,
                                             (in thousands)
                                             2000      1999
                                           -------   -------
                  Comprehensive income:

              Net income                   $   718   $ 1,182

     Foreign translation adjustment, net         8       (29)
                                           -------   -------
Total comprehensive income:                $   726   $ 1,153
                                           =======   =======

Note 5. Employee Incentive and Non-Qualified Stock Option and Restricted Stock Plan

      On February 2, 2000, the Board approved an amendment to the Employee Incentive and Non-Qualified Stock Option and Restricted Stock Plan (the "Plan"), subject to shareholder approval, to increase the number of shares of common stock authorized to be issued under the Plan from five million to eight million.

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

      The following table presents revenue and income (loss) from operations data by segment:

                             For the three months ended,
                                  (in thousands)
--------------------------------------------------------
                                March 31,   March 31,
 Segment Information              2000        1999
--------------------------------------------------------
Revenues
    Commercial consulting       $ 30,196    $ 29,857
    Government consulting         11,375       9,830
    Other                            347         543
                                --------    --------
Total                           $ 41,918    $ 40,230
                                ========    ========

Income (loss) from operations
    Commercial consulting       $  1,855    $  2,438
    Government consulting           (117)       (322)
                                --------    --------
    Segment Total                  1,738       2,116
    Other                           (244)        (92)
                                --------    --------
Total                           $  1,494    $  2,024
                                ========    ========

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

      The payment of $2.376 million to Mr. Dickenson and the possible payment of up to $5.7 million to Messrs. Bailly and Pifer if they exercise their rights under their employment agreements (See Note 7 to the Consolidated Financial Statements) will be charged to earnings during the current fiscal year.

Results of Operations

      The following table presents for the periods indicated the percentage of revenues represented by certain income and expense items, and the percentage period-to-period increase (decrease) in such items:

                                                                               % Period-to
                                                                                 -Period
                                                Percentage of                    Increase
                                                  Revenues                      (Decrease)
                                            --------------------           ----------------------
                                                                                Three months
                                                                                ended March
                                                Three months                      31, 2000
                                                   ended                        compared to
                                                  March 31,                     three months
                                                                                ended March
                                                                                  31, 1999
                                            --------------------           ----------------------

                                              2000      1999
                                             ------    ------
Revenues:
  Commercial revenue                          72.0%     74.2%                        1.1%
  Government revenue                          27.1      24.4                        15.7
  Other revenue                                0.8       1.4                       (36.4)
    Total revenues                           100.0     100.0                         4.2
Cost of services                              77.7      76.1                         6.4
Selling, general, and administrative
   expenses                                   18.7      18.8                         3.5
Income from operations                         3.6       5.1                       (26.2)
   Other (expenses) income, net               (0.1)      0.2                      (114.6)
Income  before  income tax  expense  and
  income  (loss) from equity  investment
  in joint venture                             3.5       5.3                       (29.8)
Income tax expense                             1.9       2.0                         3.1
Net income before income (loss) from
  equity investment in joint venture           1.6       3.3                       (49.4)
Income (loss) from joint venture               0.1      (0.4)                     (132.9)
Net income                                     1.7       2.9                       (39.3)

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

      Income from operations for the Company for the three months ended March 31, 2000 decreased $0.5 million, or 26.1%, to $1.5 million as compared to the three months ended March 31, 1999. The decrease in income from operations is attributable to the reasons discussed above. Income from operations from the commercial consulting operating segment decreased $0.6 million, or 23.9%, to $1.9 million for the three months ended March 31, 2000. The loss from operations from the government consulting operating segment decreased $0.2 million, or 63.7%, to $0.1 million for the three months ended March 31, 2000.

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

      The Company's primary source of liquidity for the past 12 months was cash generated from operations, periodically supplemented by borrowings under a revolving credit facility with Bank of America, N.A. (formerly NationsBank, N.A.) The maximum available balance under the $50.0 million line of credit is based on certain financial formulas. Based on these formulas the available balance at March 31, 2000 was $11.3 million. The Company was in non-compliance with certain covenants that were subsequently waived by Bank of America for the quarter ended March 31, 2000. The Company is currently re-negotiating the terms of the credit facility to reflect current business strategies. Based on the Company's current projected cash flow and the expected availability of financing, including borrowings under the Company's credit facility, management of the Company believes it will be able to meet its anticipated cash requirements for the next 12 months and for the foreseeable future, to include the payment of $2.376 million to Mr. Dickenson in the second quarter of

2000 and the possible payment of up to $5.7 million to Messrs. Bailly and Pifer in 2000 if they exercise their rights under their employment agreements. If the Company is unable to renegotiate its credit facility, it will be required to obtain other sources of financing. There can be no assurance that the Company will be able to renegotiate its credit facility or that it will be able to obtain such other sources of financing. Failure to renegotiate its credit facility or to meet its liquidity needs through other financing sources could have a material adverse effect on the Company's business, results of operations and financial condition.

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

--------------------------------------

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


                                    /s/ Geoffrey W. Bobsin
Date: September 21, 2000           ---------------------------------------------
                                    Geoffrey W. Bobsin
                                    President, Chief Executive Officer, Chief
                                    Financial Officer, Treasurer and Secretary
                                   ---------------------------------------------

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

      21. Acknowledgment. With respect to the general release in paragraph 2 hereof, Mr. Dickenson agrees and understands that he is specifically releasing all claims under the Age Discrimination in Employment Act, as amended, 29
U.S.C. ss. 621 et seq. Mr. Dickenson acknowledges that he has read and understands the foregoing Agreement and executes it voluntarily and without coercion. Mr. Dickenson further acknowledges that he is being advised in writing herein to consult with an attorney and that he has consulted with an attorney who had the opportunity to review this Agreement and advise Mr. Dickenson concerning this

Agreement prior to Mr. Dickenson's execution of this Agreement. Mr. Dickenson further acknowledges that he has been given a period of 21 days within which to consider and execute this Agreement, unless he voluntarily chooses to execute this Agreement before the end of the 21-day period. Mr. Dickenson understands that he has seven days following his execution of this Agreement to revoke it in writing, and that this Agreement is not effective or enforceable until after this seven-day period. For such revocation to be effective, notice must be received by Richard T. Horan, Jr., Esq., Hogan & Hartson L.L.P., 8300 Greensboro Drive, Suite 1100, McLean, Virginia 22102, no later than 5:00 p.m. on the seventh calendar day after the date by which Mr. Dickenson has signed this Agreement. Mr. Dickenson expressly agrees that, in the event he revokes this Agreement, the Agreement shall be null and void and have no legal or binding effect whatsoever. The parties hereto recognize that Mr. Dickenson may elect to sign this Agreement prior to the expiration of the 21-day consideration period specified herein, and Mr. Dickenson agrees that if he elects to do so he shall manifest such election by signing the attachment hereto.

      22. Attorneys' Fees and Expenses. The parties acknowledge that each of them shall be responsible for the payment of his or their own attorneys' fees, costs, and expenses incurred in connection with the negotiation and execution of this Agreement.

      23. No Offset/Mitigation. The Company's obligation to make the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any set-off, counterclaim, recoupment, defense or other claim, right or action which the Company may have against Mr. Dickenson or others. The foregoing shall not effect, impair or in any way limit the Company's right to recover for breach or violation of the provisions of this Agreement pursuant to Paragraph 9 above. In no event shall Mr. Dickenson be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to Mr. Dickenson under any of the provisions of this Agreement and, such amounts shall not be reduced whether or not Mr. Dickenson obtains other employment.

            IN WITNESS HEREOF, the parties hereto have caused this Employment Separation Agreement and General Release to be executed and delivered as of the date written below.

WILLIAM E. DICKENSON

By: /s/ William E. Dickenson
    ------------------------------------
Date:  May 3, 2000
       ---------------------------------
/s/ Betsy Trimber
----------------------------------------
Witness


HAGLER BAILLY, INC.

By: /s/ Stephen V. R. Whitman

Date: May 3, 2000
----------------------------------------
/s/ Betsy Trimber
----------------------------------------
Witness

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


May 3, 2000                                       /s/William E. Dickenson
-----------------------                           -----------------------------
Date                                              William E. Dickenson