Form 10-Q/A
period 2000-06-30
HAGLER BAILLY INC
filed 2000-09-28
CIK 1033693

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               --------------------------------------------------

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

                                      NOTE

            THIS AMENDMENT NO. 1 AMENDS AND RESTATES IN ITS ENTIRETY
                    THE COMPANY'S FORM 10-Q QUARTERLY REPORT
                  FOR THE QUARTERLY PERIOD ENDING JUNE 30, 2000
                       INITIALLY FILED ON AUGUST 14, 2000

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS................................................1

      CONSOLIDATED BALANCE SHEETS (UNAUDITED)................................1
      CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)......................2
      CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)......................3
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).................4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.................................7

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS...................................................13

ITEM 4.  Submission of Matters to a Vote of Security Holders.................13

ITEM 5.  OTHER INFORMATION...................................................13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................14

SIGNATURES...................................................................22

                                     PART I

Item 1.  Financial Statements

                               Hagler Bailly, Inc.
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                                               June 30,   December 31,
                                                                                                 2000         1999
                                                                                              -----------------------
                                                                                                    (unaudited)
Assets
Current assets:
       Cash and cash equivalents                                                              $   5,352    $   9,656
       Accounts receivable, net of allowance for doubtful accounts of $5,258 and
         $5,604 as of June 30, 2000 and December 31, 1999, respectively                          58,685       63,034
       Current portion of notes receivable                                                           --           25
       Prepaid expenses                                                                           2,662        2,173
       Prepaid taxes                                                                              2,993        5,915
       Deferred income taxes                                                                      1,701        1,701
       Other current assets                                                                       1,234          960
                                                                                              ----------------------
Total current assets                                                                             72,627       83,464
Property and equipment, net                                                                       7,684        8,271
Intangible assets, net                                                                           21,524       22,449
Other assets                                                                                        625        1,475
Note receivable, net of current portion                                                             550          550
                                                                                              ----------------------
Total assets                                                                                  $ 103,010    $ 116,209
                                                                                              ======================

Liabilities and stockholders' equity
Current liabilities:
       Accounts payable and accrued expenses                                                  $   9,341    $  13,948
       Accrued compensation and benefits                                                         12,326       19,072
       Billings in excess of cost                                                                 3,853        5,812
       Bank line of credit                                                                        3,391           --
       Current portion of long-term debt                                                            346          333
                                                                                              ----------------------
Total current liabilities                                                                        29,257       39,165
Deferred income taxes                                                                             2,383        2,383
Minority interest                                                                                     9            8
Deferred rent and other deferred liabilities                                                      1,928        2,028
Long-term debt, net of current portion                                                              333          333
                                                                                              ----------------------
Total liabilities                                                                                33,910       43,917

Stockholders' equity:
       Common stock, $0.01 par value, 50,000 shares authorized, 17,928 and 17,911
         issued and outstanding at June 30, 2000 and December 31, 1999, respectively                179          179
       Additional capital                                                                        81,083       80,996
       Accumulated deficit                                                                      (11,927)      (8,718)
       Foreign currency translation (accumulated other comprehensive income)                       (235)        (165)
                                                                                              ----------------------
Total stockholders' equity                                                                       69,100       72,292
                                                                                              ----------------------
Total liabilities and stockholders' equity                                                    $ 103,010    $ 116,209
                                                                                              ======================

                             See accompanying notes.

                               Hagler Bailly, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)
                      (in thousands, except per share data)

                                                  Three months ended       Six months ended
                                                       June 30,                 June 30,
                                                   2000       1999         2000        1999
                                                 --------------------    --------------------
Revenues:
  Commercial revenues                            $ 28,545    $ 31,277    $ 58,739    $ 61,134
  Government revenues                              12,204      12,960      23,579      22,790
  Other revenues                                      327         320         677         863
                                                 --------    --------    --------    --------
Total revenues                                     41,076      44,557      82,995      84,787
Cost of services                                   31,506      33,718      64,083      64,341
                                                 --------    --------    --------    --------
Gross profit                                        9,570      10,839      18,912      20,446
Selling, general and administrative expenses       15,233       8,161      23,081      15,744
                                                 --------    --------    --------    --------
Income (loss) from operations                      (5,663)      2,678      (4,169)      4,702
Other income (expense)                               (118)          4        (130)         91
                                                 --------    --------    --------    --------
Income (loss) before income tax benefit
 (expense) and income (loss) from equity
 investment in joint venture                       (5,781)      2,682      (4,299)      4,793
Income tax benefit (expense)                        1,803      (1,085)        992      (1,871)
                                                 --------    --------    --------    --------
Income (loss) before income (loss) from equity
 investment in joint venture                       (3,978)      1,597      (3,307)      2,922
Income (loss) from equity investment in joint
 venture                                               51         (87)         98        (230)
                                                 --------    --------    --------    --------

Net income (loss)                                ($ 3,927)   $  1,510    ($ 3,209)   $  2,692
                                                 ========    ========    ========    ========

Net income per share:
  Basic:                                         ($   .22)   $    .09    ($   .18)   $    .16
  Diluted:                                       ($   .22)   $    .09    ($   .18)   $    .16
Weighted average shares outstanding:
  Basic                                            17,928      16,508      17,920      16,533
                                                 ========    ========    ========    ========
  Diluted                                          17,928      16,701      17,920      17,041
                                                 ========    ========    ========    ========

                             See accompanying notes.

                               Hagler Bailly, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                         Six months ended
                                                                              June 30,
                                                                          2000       1999
                                                                        -------    --------
Operating activities
Net income (loss)                                                       $(3,209)   $  2,692
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
             Depreciation and amortization expense                        2,624       2,865
             Provision for accounts receivable allowance                  1,529         850
             Impairment of goodwill                                         148          --
             (Gain)/loss on equity investment in joint venture              (98)        230
             Minority interest                                                1          80
             Changes in operating assets and liabilities
                         Accounts receivable                              2,749      (1,658)
                         Note receivable                                     25         382
                         Prepaid expenses                                  (489)     (1,075)
                         Other current assets                              (274)       (319)
                         Other assets                                       949        (337)
                         Accounts payable and accrued expenses           (4,621)     (1,563)
                         Accrued compensation and benefits               (6,746)      1,083
                         Billings in excess of cost                      (1,958)       (138)
                         Deferred rent and other deferred liabilities       (99)         37
                         Income taxes payable (receivable)                2,935      (1,457)
                                                                        -------    --------
Net cash provided by (used in) operating activities                      (6,534)      1,672

Investing activities
Acquisition of property and equipment                                    (1,260)     (1,506)
Purchase of acquired companies                                               --        (903)
                                                                        -------    --------
Net cash provided by (used in) investing activities                      (1,260)     (2,409)

Financing activities
Issuance of common stock                                                     --         125
Exercise of stock options                                                    86          --
Purchase of treasury stock                                                   --      (3,947)
Borrowings on line of credit                                              3,391          --
Borrowings (payments) on long-term debt                                      13         (19)
                                                                        -------    --------
Net cash provided by (used in) financing activities                       3,490      (3,841)

Net decrease in cash and cash equivalents                                (4,304)     (4,578)
Cash and cash equivalents, beginning of period                            9,656      16,165
                                                                        -------    --------
Cash and cash equivalents, end of period                                $ 5,352    $ 11,587
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

                                         For the three months   For the six months
                                             ended June 30,       ended June 30,
                                            (in thousands)        (in thousands)

                                           2000        1999      2000        1999
                                         --------    -------   --------    -------
Net income (loss)                        $ (3,927)   $ 1,510   $ (3,209)   $ 2,692
                                         ========    =======   ========    =======
Weighted average shares of common
   stock outstanding during the period     17,928     16,508     17,920     16,533

Effect of dilutive securities:
     Stock options                             --        193         --        508
                                         --------    -------   --------    -------

Weighted average shares of common
  stock and dilutive securities            17,928     16,701     17,920     17,041
                                         ========    =======   ========    =======

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

Note 4. Components of Comprehensive Income

      Comprehensive income includes the Company's net earnings adjusted for the effects, net of tax, of cumulative foreign translation adjustments. Comprehensive income for the three and six months ended June 30, 2000 and 1999 is as follows:

                                           Three Months Ended     Six Months Ended
                                                June 30,             June 30,
                                             (in thousands)       (in thousands)
                                            2000        1999      2000       1999
                                           -------    -------    -------    -------
Comprehensive income:
     Net income                            $(3,927)   $ 1,510    $(3,209)   $ 2,692
     Foreign translation adjustment, net       (84)       (42)       (70)       (71)
                                           -------    -------    -------    -------
Total comprehensive income:                $(4,011)   $ 1,468    $(3,279)   $ 2,621
                                           =======    =======    =======    =======

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

      The following table presents revenue and income (loss) from operations data by segment:

                                For the three months        For the six months
                                   Ended June 30,              ended June 30,
                                   (in thousands)              (in thousands)

  Segment Information             2000        1999           2000        1999
                                --------    --------       --------    --------
Revenues
 Commercial Consulting          $ 28,545    $ 31,277       $ 58,739    $ 61,134
 Government Consulting            12,204      12,960         23,579      22,790
 Other                               327         320            677         863
                                --------    --------       --------    --------
Total                           $ 41,076    $ 44,557       $ 82,995    $ 84,787
                                ========    ========       ========    ========

Income (loss) from operations
 Commercial consulting          $  1,702    $  2,527       $  3,558    $  4,965
 Government consulting               934         385            817          63
                                --------    --------       --------    --------
 Segment Total                     2,636       2,912          4,375       5,028
Other                             (8,299)       (234)        (8,544)       (326)
                                --------    --------       --------    --------

Total                           ($ 5,663)   $  2,678       ($ 4,169)   $  4,702
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

Results of Operations

      The following table presents for the periods indicated the percentage of revenues represented by certain income and expense items, and the percentage period-to-period increase (decrease) in such items:

                                                           % Period-to-                               % Period-to-
                                                              Period                                      Period
                                     Percentage              Increase             Percentage             Increase
                                     of Revenues            (Decrease)            of Revenues           (Decrease)
                                  ------------------     ----------------      ------------------     --------------
                                                           Three months                                Six months
                                                          ended June 30,                               ended June
                                     Three months              2000            Six months ended         30, 2000
                                     ended June 30,        compared to             June 30,            compared to
                                                           three months                                 six months
                                                          ended June 30,                                ended June
                                                               1999                                      30, 1999
                                  ------------------     ----------------      ------------------     --------------

                                    2000      1999                                 2000     1999
                                    ----      ----                                 ----     ----
Revenues
   Commercial revenue               69.5%     70.2%             (8.7)%             70.8%     72.1%           (3.9)%
   Government revenue               29.7      29.1              (5.8)              28.4      26.9             3.5
   Other revenue                     0.8        .7               2.2                 .8       1.0           (21.6)
Total revenues                     100.0     100.0              (7.8)             100.0     100.0            (2.1)
Cost of services                    76.7      75.7              (6.6)              77.2      75.9             (.4)
Selling, general, and
   administrative expenses          37.1      18.3              86.7               27.8      18.6            46.6
Income (loss) from operations      (13.8)      6.0            (311.5)              (5.0)      5.5          (188.7)
Other income (expense), net          (.3)      0.0          (3,050.0)               (.2)       .1          (242.9)
Income (loss) before income
   tax benefit (expense) and
   income (loss) from equity
   investment in joint venture     (14.1)      5.8            (315.5)              (5.2)      5.6          (190.0)
Income tax benefit (expense)         4.4      (2.4)            266.2                1.2      (2.2)          153.0
Net income (loss) before
   income (loss) from equity
   investment in joint venture      (9.7)      3.6            (349.1)              (4.0)      3.4          (213.2)
Income (loss) from joint
   venture                           0.1       (.2)            158.6                 .1       (.2)          142.6
Net income (loss)                   (9.6)      3.4            (360.1)              (3.9)      3.2          (219.2)

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

      Income from operations for the Company for the three months ended June 30, 2000 decreased $8.3 million to a loss of $5.7 million as compared to the three months ended June 30, 1999. The decrease in income from operations is attributable to the reasons discussed above. Income from operations from the commercial consulting operating segment decreased $0.8 million, or 32.6%, to $1.7 million for the three months ended June 30, 2000. Income from operations from the government consulting operating segment increased $0.5 million, or 142.6%, to $0.9 million for the three months ended June 30, 2000.

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

      Income from operations for the Company for the six months ended June 30, 2000 decreased $8.9 million to a loss of $4.2 million as compared to the six months ended June 30, 1999. The decrease in income from operations is attributable to the reasons discussed above. Income from operations from the commercial consulting operating segment decreased $1.4 million, or 28.3%, to $3.6 million for the six months ended June 30, 2000. Income from operations from the government consulting operating segment increased $0.7 million, or 1196.8%, to $0.8 million for the six months ended June 30, 2000.

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

----------------------------------

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


                              /s/ Geoffrey W. Bobsin
Date: September 21, 2000      --------------------------------------------------
                               Geoffrey W. Bobsin
                               President, Chief Executive Officer, Chief
                               Financial Officer, Treasurer
                              --------------------------------------------------